Form 10QSB
period 2000-03-31
AUGUST PROJECT I CORP
filed 2000-05-22
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
         Act of 1934

                  For the quarterly period ended MARCH 31, 2000

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. Pending

                             AUGUST PROJECT 1 CORP.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

Florida                                                    65-0986953
-------                                                    --------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                           Identification No.)


22 South Links Avenue, Ste. 204, Sarasota, Florida        34236
--------------------------------------------------        -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (941) 330-8051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     There were 14,734,000 shares of Common Stock outstanding as of May 22, 2000.

PART I


FINANCIAL INFORMATION
---------------------

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                          AUGUST PROJECT 1 CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                 C O N T E N T S

Independent Accountants' Review Report....................................  F-3

Balance Sheets............................................................  F-4

Statements of Operations..................................................  F-5

Statements of Stockholders' Equity (Deficit)..............................  F-6

Statements of Cash Flows..................................................  F-7

Notes to the Financial Statements.........................................  F-8

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------

To the Board of Directors
August Project 1 Corporation
Miami, Florida

We have reviewed the accompanying balance sheet of August Project 1 Corporation as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 15, 2000


                                               AUGUST PROJECT 1 CORPORATION
                                              (A Development Stage Company)
                                                      Balance Sheets

                                                          ASSETS
                                                          ------
                                                                            March 31,                        December 31,
                                                                              2000                              1999
                                                                   ---------------------------       ---------------------------
CURRENT ASSETS

     Cash                                                           $                      --         $                      --
                                                                   ---------------------------       ---------------------------

           Total Current Assets                                                            --                                --
                                                                   ---------------------------       ---------------------------

           TOTAL ASSETS                                             $                      --         $                      --
                                                                   ===========================       ===========================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                      ----------------------------------------------

CURRENT LIABILITIES

     Note payable - related parties (Note 3)                        $                   25,000        $                       --
                                                                   ---------------------------       ---------------------------

           Total Current Liabilities                                                   25,000                                --
                                                                   ---------------------------       ---------------------------


STOCKHOLDERS' EQUITY (DEFICIT)

           Common stock authorized:  50,000,000 common
            shares at $0.001 par value; 5,000,000 shares
            issued and outstanding                                                      5,000                             5,000
           Capital in excess of par value                                             (3,000)                           (3,000)
           Deficit accumulated during the development stage                          (27,000)                           (2,000)
                                                                   ---------------------------       ---------------------------

           Total Stockholders' Equity (Deficit)                                      (25,000)                                --
                                                                   ---------------------------       ---------------------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                         $                      --         $                      --
                                                                   ===========================       ===========================























                             See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                                           F-4

                                               AUGUST PROJECT 1 CORPORATION
                                              (A Development Stage company)
                                                 Statements of Operations

                                                                                                               From Inception on
                                                                                                                 July 10, 1997
                                                                  For the Three Months Ended                   through March 31,
                                                                           March 31,                                 2000
                                                        -----------------------    ---------------------      --------------------
                                                                 2000                      1999                      2000
                                                        -----------------------    ---------------------      --------------------
REVENUES                                                 $                  --      $                --        $               --

EXPENSES

     General and administrative                                         25,000                       --                    27,000
                                                        -----------------------    ---------------------      --------------------

           Total Expenses                                               25,000                       --                    27,000
                                                        -----------------------    ---------------------      --------------------

LOSS FROM OPERATIONS                                                  (25,000)                       --                  (27,000)
                                                        -----------------------    ---------------------      --------------------

NET LOSS                                                 $            (25,000)      $                --        $         (27,000)
                                                        =======================    =====================      ====================

BASIC LOSS PER SHARE                                     $              (0.01)      $              0.00
                                                        =======================    =====================

WEIGHTED AVERAGE NUMBER OF SHARES
                                                                     5,000,000                5,000,000
                                                        =======================    =====================










                             See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                                           F-5


                                               AUGUST PROJECT 1 CORPORATION
                                              (A Development Stage Company)
                                       Statements of Stockholders' Equity (Deficit)
                                  From Inception on July 10, 1997 Through March 31, 2000
                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                           Common Stock                    Additional               During the
                                              ---------------------------------------        Paid-in               Development
                                                     Shares              Amount              Capital                  Stage
                                              -----------------    ------------------    ------------------    --------------------
Balance at inception on July 10, 1997          $           --       $            --       $            --       $              --

Common stock issued for services                    5,000,000                 5,000               (3,000)                      --

Net loss from inception on July 10, 1997
     to December 31, 1997                                  --                    --                    --                 (2,000)
                                              -----------------    ------------------    ------------------    --------------------
Balance, December 31, 1997                          5,000,000                 5,000               (3,000)                 (2,000)

Net Loss for the year ended
    December 31, 1998                                      --                    --                    --                      --
                                              -----------------    ------------------    ------------------    --------------------
Balance, December 31, 1998                          5,000,000                 5,000               (3,000)                 (2,000)

Net Loss for the year ended
     December 31, 1999                                     --                    --                    --                      --
                                              -----------------    ------------------    ------------------    --------------------
Balance, December 31, 1999                          5,000,000                 5,000               (3,000)                 (2,000)

Net Loss for the three months ended
     March 31, 2000                                        --                    --                    --                (25,000)
                                              -----------------    ------------------    ------------------    --------------------

Balance, March 31, 2000`                       $    5,000,000       $         5,000       $       (3,000)       $        (27,000)
                                              =================    ==================    ==================    ====================










                             See Accountants' Review Report and the accompanying notes to the reviewed financial statements.



                                               AUGUST PROJECT 1 CORPORATION
                                              (A Development Stage Company)
                                                 Statements of Cash Flows
                                                                       For the Three Month Ended March 31,       From Inception on
                                                                       -----------------------------------        July 10, 1990 -
                                                                                                                     March 31,
                                                                            2000                  1999                 2000
                                                                    -------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $        (25,000)      $             --      $       (27,000)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
       Issuance of stock for services                                               --                    --                 2,000
       Increase in notes payable - related parties                              25,000                    --                25,000
                                                                    -------------------    ------------------    ------------------

           Net Cash (Used) by Operating Activities                                  --                    --                    --
                                                                    -------------------    ------------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES                                                --                    --                    --
                                                                    -------------------    ------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES                                                --                    --                    --
                                                                    -------------------    ------------------    ------------------


NET INCREASE (DECREASE) IN CASH                                                     --                    --                    --

CASH AT BEGINNING OF PERIOD                                                         --                    --                    --
                                                                    -------------------    ------------------    ------------------


CASH AT END OF PERIOD                                                $              --      $             --      $             --
                                                                    ===================    ==================    ==================


CASH PAYMENTS FOR:

     Income taxes                                                    $              --      $             --      $             --
     Interest                                                                       --                    --                    --

SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES

     Common stock issued for services                                               --      $             --      $          2,000











                             See Accountants' Review Report and the accompanying notes to the reviewed financial statements.



                          AUGUST PROJECT 1 CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Organization

                August Project 1 Corporation (the "Company") was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

                b.  Provision for Taxes

                At March 31, 2000, the Company had net operating loss carryforwards of approximately $27,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                c.  Accounting Method

                The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

                d.  Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                e.  Cash and Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          AUGUST PROJECT 1 CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                f.  Basic Loss Per Share

                                                                   For the Three Months Ended
                                                                         March 31, 2000
                                          -----------------------------------------------------------------------------
                                                   Loss                      Shares                   Per Share
                                                (Numerator)              (Denominator)                  Amount
                                          ------------------------    ---------------------     -----------------------
                Net Loss                    $            (25,000)                5,000,000        $             (0.01)
                                          ========================    =====================     =======================


                                                                   For the Three Months Ended
                                                                         March 31, 1999
                                          -----------------------------------------------------------------------------
                                                   Loss                      Shares                   Per Share
                                                (Numerator)              (Denominator)                  Amount
                                          ------------------------    ---------------------     -----------------------

                Net Loss                    $                  --                5,000,000        $               0.00
                                          ========================    =====================     =======================


                Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                g.  Revenue Recognition

                The  Company  currently  has  no  source  of  revenues.  Revenue
                recognition   policies   will  be  determined   when   principal
                operations begin.

NOTE 2 -        GOING CONCERN

                The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company, in the interim it has committed to meeting the Company's minimal operating expenses.

NOTE 3 -        RELATED PARTY TRANSACTION

                A related party has loaned the Company $25,000 for operating working capital. This amount has interest imputed at 10% and is due on demand.

NOTE 4 -        SUBSEQUENT EVENT

                On April 10, 2000, the Company issued 9,734,000 shares of common stock to acquire 100% of the capital stock of USWEBAUCTIONS, INC. The total number of shares outstanding for the Company after the acquisition is 14,734,000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
         ----------------------------------------------------------

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S BUSINESS PLAN AND GROWTH STRATEGIES, (C) TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS, (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND (F) BENEFITS RELATED TO THE ACQUISITION OF USWEBAUCTIONS, INC. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF
CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S SERVICES, COMPETITION, THE AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

         We are a development stage company that has had no operations or income since inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("Lido"), purchased 97.3% of the then-outstanding common stock of our company from its controlling shareholder, Eric Littman. On April 10, 2000, our company acquired all of the outstanding capital stock of USWEBAUCTIONS, Inc., a Florida corporation ("USWA"). In consideration of all of USWA's outstanding capital stock, our company issued 9,734,000 shares of common stock to the former shareholders of USWA. USWA was formed on February 24, 2000, and is in the business of producing, maintaining, creating, and promulgating on-line auction services. Due to the acquisition of USWA, our business operations are expected to focus on creating and operating vertical auction communities in the person-to-person and business-to-business markets.

         On April 20, 2000, the board of directors of our company and USWA, together with the shareholders holding a majority of the outstanding shares of common stock and the sole shareholder of USWA, which is our company, approved the merger of USWA with and into our company. We will be the surviving corporation in the merger. Upon the effective date of the merger, the name of our corporation will change to USWEBAUCTIONS, Inc.

         BALANCE SHEET. At March 31, 2000, we had no current or total assets and had current liabilities of $25,000.

         INCOME STATEMENT. We have not had any revenue since inception. Prior to the acquisition of USWA, our main operating expenses were expected to consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the quarter ended March 31, 2000, we recorded $25,000 in general and administrative expenses. Our net loss was $25,000. Due to the acquisition of USWA, our main operating expenses are expected to consist of the costs of implementing the business plan of USWA.

PLAN OF OPERATION

         CASH REQUIREMENTS. As of March 31, 2000, we had no cash-on-hand. Such funds have been fully expended. Since inception, our management has loaned money to our company in order to fund our business operations. We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. Currently, our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. In order to meet our cash requirements over the next twelve months, we intend to raise capital from the sale of common stock in either a private or public offering. Our company believes that it needs to raise approximately $750,000 in capital in order to meet these cash requirements.

         SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. Our company is developing a proprietary technology called "Rapid Auction Introduction Technology Software" (RAITStm). Using this technology, our company expects to be able to quickly and efficiently deploy auction websites for our customers. Initially, our product development efforts are expected to focus on the development of the RAITS technology. The costs associated with this product development are expected to consist primarily of the salaries for computer programmers and related expenses.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we expect to purchase computer hardware and software and telephone equipment. We estimate that the cost of this equipment to be approximately $25,000.

         CHANGES IN NUMBER OF EMPLOYEES. We currently have four employees, each of whom is an executive officer. We are currently reviewing our personnel needs for 2000 and beyond. As of the date hereof, we have not finalized our hiring plans.


                                                      CURRENT
              DEPARTMENT                              EMPLOYEES
              ----------                              ---------

              Marketing and Sales                        0
              Administrative and Other
                  Support Positions                      4
                                                    -------------
              Total Employees                            4
                                                    =============

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had no cash-on-hand. A discussion of how we generated and used cash in the period follows:

         OPERATING ACTIVITIES. Our operating activities used $25,000 in cash during the three-month period ended March 31, 2000. This consisted primarily of professional fees in connection with becoming a "reporting" company under the Securities Act of 1933.

         In order to meet our cash requirements over the next twelve months, we intend to raise capital from the sale of common stock in either a private or public offering. Our company believes that it needs to raise approximately $750,000 in capital in order to meet these cash requirements.

GOING CONCERN OPINION

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 1999 and 1998 financial statements which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

         WE HAVE NO OPERATING HISTORY OR REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

         We have had no operating history or revenue from operations since inception. In addition, we have no assets or financial resources. Due to our lack of revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our company does not have significant cash or a source of revenue to cover its operating costs and to allow it to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in a decline of our stock price, and you could lose money.

         BECAUSE WE HAVE NO OPERATIONS OUR FUTURE BUSINESS OPPORTUNITIES ARE HIGHLY SPECULATIVE

         The success of our proposed plan of operation will be highly dependent on the business operations of USWA, a company which itself has had no operations to date. You should consider the likelihood of our future success to be highly speculative in view of our lack of operating history.

         OUR MANAGEMENT IS EXPECTED TO EXERT SIGNIFICANT INFLUENCE OVER THE DIRECTION OF OUR COMPANY AND WILL DEVOTE A LIMITED AMOUNT OF TIME TO IDENTIFYING BUSINESS OPPORTUNITIES

         Through their stock ownership, management will be able to exert significant influence over the direction of our company and its business opportunities. We do not maintain any key man life insurance. The loss of the services of these individuals will jeopardize our ability to continue operations. This outcome would likely cause our stock price to decline.

         WE MAY BE SUBJECT TO THE INVESTMENT COMPANY ACT OF 1940, WHICH WOULD RESULT IN SIGNIFICANT REGISTRATION AND COMPLIANCE COSTS

         We do not believe that our company will be subject to the Investment Company Act of 1940 because we will not be engaged in the business of investing or trading in securities. If we engage in business combinations in which we end up holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

         HOLDERS OF RESTRICTED STOCK WILL NOT BE ALLOWED TO SELL SUCH STOCK FOR 90 DAYS

         Much of our outstanding common stock constitutes "restricted securities" under Rule 144 promulgated under the 1933 Act. Restricted securities are securities acquired from an issuer or an affiliate of an issuer in a transaction not involving a public offering (i.e., a private placement). Such securities may be sold in accordance with Rule 144. Our company became a "reporting" company on or about April 24, 2000, and is now required to file periodic reports with the Securities and Exchange Commission. Pursuant to Rule 144, a reporting company must be subject to the reporting requirements for a period of at least 90 days immediately prior to a sale of restricted securities. As such, holders of restricted securities will not be able to rely on Rule 144 to sell restricted securities for a 90-days, or until July 24, 2000. Even after the expiration of this 90-day period, holders of restricted securities must, prior to selling such securities, present our company with a legal opinion in satisfactory form stating that such securities may be sold in reliance on Rule 144.

         OUR COMMON STOCK MAY BE DEEMED TO BE "PENNY STOCK"

         Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o With a price of less than $5.00 per share;
         o That  are not  traded  on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers must determine whether an investment in a penny stock is a suitable investment. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell their shares. This could cause our stock price to decline.

PART II

OTHER INFORMATION.
-----------------

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         We are not aware of any legal proceedings involving our company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

         (a), (b) and (d)  None.

         (c)  SALES OF UNREGISTERED SECURITIES.

         On July 11, 1997, in connection with the formation of our company, we issued 5,000,000 shares of common stock to thirty-five individuals for total consideration of $2,000 of services provided by such individuals.

         On April 10, 2000, in connection with the acquisition of all of the outstanding capital stock of USWEBAUCTIONS, Inc., we issued 9,734,000 shares of common stock to the two former shareholders of USWEBAUCTIONS, Inc.

         With respect to the sale of unregistered securities referenced above, these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         On February 23, 2000, by written consent in lieu of a special meeting, Earl T. Ingarfield, the shareholder holding a majority of the issued and outstanding shares of common stock of our company, elected himself to serve as the sole director of our company until the next annual meeting of the shareholders. The former sole director of our company resigned his office in connection with the sale of the majority of his shares of common stock in our company to Earl T. Ingarfield. Earl T. Ingarfield filled the vacancy created by such resignation.

         Also, on February 23, 2000, by written consent in lieu of a special meeting, Earl T. Ingarfield, as sole director and the shareholder holding a majority of the issued and outstanding shares of common stock of our company, took the following action:

         (a) Earl T. Ingarfield was elected to serve as the President of our company;

         (b) Jerry Busiere was elected to serve as the Secretary of our company;

         (c) Articles of Amendment to the Articles of Incorporation were adopted, which increased the authorized capital stock to 60,000,000 shares, of which 50,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock; and

         (d) Bylaws of our company were adopted.

         All of the matters specified above were approved by the affirmative vote of 4,867,000 shares of common stock. The remaining 133,000 outstanding shares of common stock did not vote in connection with the matters specified above.

         On April 20, 2000, by written consent in lieu of a special meeting, Earl T. Ingarfield, as sole director, and the shareholders (including Earl T. Ingarfield) holding a majority of the issued and outstanding shares of common stock of our company, approved the merger of USWA with and into our company. We will be the surviving corporation in the merger. Upon the effective date of the merger, the name of our company will be changed to USWEBAUCTIONS, Inc. This matter was approved by the affirmative vote of 14,601,000 shares of common stock. The remaining 133,000 shares of common stock did not vote in connection with this matter.

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a)               EXHIBITS.

  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
    2.01      Stock Purchase Agreement dated as of January     Incorporated by reference to Exhibit 2.01 to our
              27, 2000 among our company, Lido Capital         company's Registration Statement on Form 10-SB
              Corporation, Eric P. Littman and Dennis Sturm    filed with the Securities and Exchange Commission
                                                               on February 24, 2000.

    2.02      Stock Purchase Agreement dated as of April 10,   Provided herewith.
              2000, among our company, USWEBAUCTIONS, Inc.,
              Jon Kochevar, and John Allen.

    2.03      Articles of Merger dated as of April 21, 2000    Provided herewith.
              of USWEBAUCTIONS, Inc. into our company,
              together with the Plan of Merger

    3.01      Articles of Incorporation filed on July 10,      Incorporated by reference to Exhibit 3.01 to our
              1997 with the Florida Secretary of State         company's Registration Statement on Form 10-SB
                                                               filed with the Securities and Exchange Commission
                                                               on February 24, 2000.

    3.02      Articles of Amendment to Articles of             Incorporated by reference to Exhibit 3.02 to our
              Incorporation                                    company's Registration Statement on Form 10-SB
                                                               filed with the Securities and Exchange Commission
                                                               on February 24, 2000.

    3.03      Bylaws                                           Incorporated by reference to Exhibit 3.03 to our
                                                               company's Registration Statement on Form 10-SB
                                                               filed with the Securities and Exchange Commission
                                                               on February 24, 2000.

   10.01      Executive Employment Agreement dated as of       Provided herewith.
              April 10, 2000 between our company and John
              Allen


   10.02      Executive Employment Agreement dated as of       Provided herewith.
              April 10, 2000 between our company and Jon
              Kochevar



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
   11.01      Statement re: Computation of Earnings            Not Applicable.
   15.01      Letter on Unaudited Interim Financial            Provided herewith.
              Information

   16.01      Letter on Change in Certifying Accountant        Not Applicable.
   21.01      Subsidiaries of our company                      Not Applicable.
   23.01      Consent of Independent Accountants               Not Applicable.
   24.01      Power of Attorney                                Not Applicable.
   27.01      Financial Data Schedule                          Provided herewith.


(b)  REPORTS ON FORM 8-K.

         None. On April 10, 2000, our company acquired all of the outstanding capital stock of USWEBAUCTIONS, Inc. We intend to file a Form 8-K regarding this transaction as soon as practicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 22, 2000                           AUGUST PROJECT 1 CORP.

                                                By:  /s/ Jerry Busiere
                                                   ----------------------------
                                                   Jerry Busiere, Secretary