Form 10QSB
period 2000-06-30
AUGUST PROJECT I CORP
filed 2000-08-21
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

               For the quarterly period ended JUNE 30, 2000

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. Pending

                               USWEBAUCTIONS,INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                                  65-0986953
-------                                                  ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

22 SOUTH LINKS AVENUE, STE. 204                            34236
-------------------------------                          (Zip Code)
SARASOTA, FLORIDA
-----------------
(Address of Principal
Executive Offices)

                                 (941) 330-8051
                (Issuer's Telephone Number, Including Area Code)


        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

        There were 14,734,000 shares of Common Stock outstanding as of August 17, 2000.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------





                               USWEBAUCTIONS, INC.
                     (FORMERLY AUGUST PROJECT 1 CORPORATION)

                              FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                    USWEBAUCTIONS, INC.
                          (FORMERLY AUGUST PROJECT 1 CORPORATION)
                               (A Development Stage Company)
                                      Balance Sheets

                                          ASSETS
                                          ------

                                                      June 30,         December 31,
                                                        2000               1999
                                                  ----------------   ----------------

CURRENT ASSETS

   Cash                                           $        30,959     $            --
                                                  ----------------    ---------------

      Total Current Assets                                 30,959                  --
                                                  ----------------

OTHER ASSETS

   Note receivable - related party - net (Note 3)         178,530                  --
                                                  ----------------    ---------------

      Total Other Assets                                  178,530                  --
                                                  ----------------    ---------------

      TOTAL ASSETS                                $       209,489     $            --
                                                  ================    ===============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES

   Accounts payable                               $        41,737     $            --
                                                  ----------------    ---------------

      Total Current Liabilities                            41,737                  --
                                                  ----------------    ---------------

STOCKHOLDERS' EQUITY

      Common stock authorized:  50,000,000 common
        shares at $0.001 par value; 8,060,000 and
        5,000,000 shares issued and outstanding             8,060               5,000
      Capital in excess of par value                      758,940             (3,000)
      Stock subscription receivable                     (500,000)                  --
      Deficit accumulated during the
        development stage                                (99,248)             (2,000)
                                                  ----------------    ---------------

      Total Stockholders' Equity                        (167,752)                  --
                                                  ----------------    ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $       209,489     $            --
                                                  ================    ===============



                                    USWEBAUCTIONS, INC.
                          (FORMERLY AUGUST PROJECT 1 CORPORATION)
                               (A Development Stage company)
                                 Statements of Operations
                                        (Unaudited)


                                                                            From
                                                                         Inception
                          For the Three Months    For the Six Months    on July 10, 1997
                             Ended June 30,         Ended June 30,          through
                          ----------------------  ----------------------  June 30,
                            2000        1999        2000        1999         2000
                          ----------  ----------  ----------  ----------  -----------

REVENUES                    $     --      $   --     $    --      $   --      $    --

EXPENSES

  General and
   administrative            72,828           --      97,828          --       99,828
                          ----------  ----------  ----------  ----------  -----------

   Total Expenses            72,828           --      97,828          --       99,828
                          ----------  ----------  ----------  ----------  -----------

OTHER (EXPENSE) INCOME

  Interest income               580           --         580          --          580
                          ----------  ----------  ----------  ----------  -----------

   Total Other (Expense)
      Income                    580           --         580          --          580
                          ----------  ----------  ----------  ----------  -----------

NET LOSS                  $(72,248)      $    --  $ (97,248)    $     --    $(99,248)
                          ==========  ==========  ==========  ==========  ===========

BASIC LOSS PER SHARE       $ (0.01)     $   0.00   $  (0.02)    $ (0.00)
                          ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
   NUMBER OF SHARES       5,672,527    5,000,000  5,336,264   5,000,000
                          ==========  ==========  ==========  ==========




                                              USWEBAUCTIONS, INC.
                                    (FORMERLY AUGUST PROJECT 1 CORPORATION)
                                         (A Development Stage Company)
                                 Statements of Stockholders' Equity (Deficit)
                             From Inception on July 10, 1997 Through June 30, 2000



                                                                                                Deficit
                                                                                              Accumulated
                                           Common Stock          Additional    Stock          During the
                                         -----------------        Paid-in    Subscription      Development
                                         Shares     Amount        Capital    Receivable          Stage
                                         ------     ------      ----------- ------------      -----------

Balance at inception on July 10, 1997           --   $     --    $     --     $      --      $        --

Common stock issued for services         5,000,000      5,000     (3,000)            --               --

Net loss from inception on July 10,
  1997 to December 31, 1997                     --         --          --            --          (2,000)
                                         ---------   --------   ---------       -------          -------
Balance, December 31, 1997               5,000,000      5,000     (3,000)                        (2,000)

Net Loss for the year ended
  December 31, 1998                             --         --          --            --               --
                                        ----------   --------   ---------       -------          -------

Balance, December 31, 1998               5,000,000      5,000     (3,000)            --          (2,000)

Net loss for the year ended
  December 31, 1999                             --         --          --            --               --
                                        ----------    -------   ---------       -------          -------
Balance, December 31, 1999               5,000,000      5,000     (3,000)            --          (2,000)

Common stock issued for cash
  at $0.25 per share (unaudited)         3,060,000      3,060     761,940     (500,000)               --

Net loss for the six months
  ended June 30, 2000 (unaudited)               --         --          --            --         (97,248)
                                        ----------   --------   ---------   -----------         --------
Balance, June 30, 2000 (unaudited)       8,060,000   $  8,060   $ 758,940   $ (500,000)      $  (99,248)
                                        ==========   ========   =========   ===========      ===========




                                              USWEBAUCTIONS, INC.
                                    (FORMERLY AUGUST PROJECT 1 CORPORATION)
                                         (A Development Stage Company)
                                           Statements of Cash Flows
                                                  (Unaudited)


                                                                                               From Inception
                                                  For the                  For the               on July 10,
                                             Three Months Ended        Six Months Ended         1997 Through
                                                  June 30,                 June 30,               June 30,
                                            ---------------------      -------------------      -------------
                                               2000       1999           2000       1999            2000
                                            ---------   ---------      -------    --------      -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES

   Net loss                                 $ (72,248)  $     --    $  (97,248)   $      --        $(99,248)
   Adjustments to reconcile net
     loss to net cash used by
     operating activities:
      Issuance of stock for services                --        --             --          --            2,000
     Changes in operating assets and
     liability accounts:
     (Increase) decrease in notes
       receivable - related party            (178,530)        --      (178,530)          --        (178,530)
     Increase (decrease) in
       accounts payable                         41,737        --         41,737          --           41,737
     Increase (decrease) in notes
       payable - related party                (25,000)        --             --          --               --
                                             ---------   -------      ---------    --------
      Net Cash (Used) by
        Operating Activities                 (234,041)        --      (234,041)          --        (234,041)
                                             ---------   -------      ---------    --------        ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES                                        --        --             --          --               --
                                             ---------   -------      ---------    --------        ---------

CASH FLOWS FROM FINANCING                           --                       --          --
  ACTIVITIES                                 ---------   -------      ---------    --------        ---------

   Issuance of stock for cash                  265,000        --        265,000          --          265,000
                                             ---------   -------      ---------    --------        ---------

   Net Cash Provided by
     Financing Activities                      265,000        --        265,000          --          265,000
                                             ---------   -------      ---------    --------        ---------

NET INCREASE (DECREASE) IN
CASH                                            30,959        --         30,959          --           30,959

CASH AT BEGINNING OF PERIOD
                                                    --        --             --          --               --
                                             ---------   -------      ---------    --------        ---------

CASH AT END OF PERIOD                       $   30,959  $     --         30,959   $      --       $   30,959
                                             ---------   -------      ---------    --------        ---------

CASH PAYMENTS FOR:

   Income taxes                             $       --  $     --    $       --    $      --       $       --
   Interest                                 $       --  $     --    $       --    $      --       $       --

SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES

   Common stock issued for
    services                                $       --  $     --    $       --    $      --       $    2,000
   Stock subscription receivable            $  500,000  $     --    $  500,000    $      --       $  500,000


                               USWEBAUCTIONS, INC.
                     (FORMERLY AUGUST PROJECT 1 CORPORATION)
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         August Project I Corporation (the "Company") was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

         b. Provision for Taxes

         At June 30, 2000, the Company had net operating loss carryforwards of approximately $99,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                          AUGUST PROJECT I CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f.  Basic Loss Per Share

                                     For the Six Months Ended
                                           June 30, 2000
                           ----------------------------------------------
                                Loss           Shares        Per Share
                             (Numerator)    (Denominator)     Amount
                           ---------------  -------------  --------------

         Net Loss            $   (97,248)      5,336,264     $    (0.02)
                           ===============  =============  ==============

                                     For the Six Months Ended
                                           June 30, 1999
                           ----------------------------------------------
                                Loss           Shares        Per Share
                             (Numerator)    (Denominator)     Amount

                           ---------------  -------------  --------------

         Net Loss               $      --      5,000,000       $    0.00
                           ===============  =============  ==============

      Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

      g.  Revenue Recognition

      The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

      h.  Unaudited Financial Statements

      The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 3 -    RELATED PARTY TRANSACTION

      The Company has loaned a related party $178,530, bearing interest at 10%, unsecured and due on demand. This amount is shown net of an allowance for doubtful accounts of $35,325 and accrued interest of $580.

NOTE 4 -    CANCELLATION OF PROPOSED MERGER

      The Company's merger with USWEBAUCTIONS, INC. was rescinded. All of the shares issued have been cancelled and returned.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
        -----------------------------------------------------------

INTRODUCTORY STATEMENTS

        FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S BUSINESS PLAN AND GROWTH STRATEGIES, (C) TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS AND (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S SERVICES, COMPETITION, THE AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

        We are a development stage company that has had no operations or income since inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("LIDO"), purchased 97.3% of the then-outstanding common stock of our company from its controlling shareholder, Eric Littman. On April 10, 2000, our company acquired all of the outstanding capital stock of USWEBAUCTIONS, Inc., a Florida corporation ("USWA"). In consideration of all of USWA's outstanding capital stock, our company issued 9,734,000 shares of our company's common stock to the former shareholders of USWA.

        On April 20, 2000, the board of directors of our company and USWA, together with the shareholders holding a majority of the outstanding shares of common stock and the sole shareholder of USWA, which is our company, approved the merger of USWA with and into our company. We were the surviving corporation in the merger. Upon the effective date of the merger, May 17, 2000, the name of our corporation was changed to USWEBAUCTIONS, Inc.

        On July 13, 2000, we entered into a Rescission Agreement and Mutual Release with the former shareholders of USWA, Jon Kochevar ("KOCHEVAR") and John Allen ("ALLEN"), whereby Kochevar and Allen returned all 9,734,000 shares of our common stock they received in the acquisition of all of the outstanding shares of capital stock of USWA described above in exchange for the return of all of the assets owned by USWA prior to such acquisition.

        Since the rescission of the USWA acquisition on July 13, 2000, we have been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We have been in the development stage since inception and have undertaken limited business operations to date. As such, we are considered a "shell" corporation, as our principal purpose is to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

        Our proposed business activities classify our company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

        Any business combination or transaction that we may enter into will likely result in a significant issuance of stock and substantial dilution to our present shareholders. A business combination or transaction will likely result in our shareholders losing a controlling interest in our company.

        BALANCE SHEET. At June 30, 2000, we had total assets of $0.02 million and had current liabilities of $41,800.

        INCOME STATEMENT. We have not had any revenue since inception. Prior to the acquisition of USWA and the rescission of such acquisition, our main operating expenses were expected to consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the quarter ended June 30, 2000, we recorded $98,000 in general and administrative expenses. Our net loss was $97,248.

PLAN OF OPERATION

        CASH REQUIREMENTS. As of June 30, 2000, we had $31,000 cash-on-hand. Since inception, our management has loaned money to our company in order to fund our business operations. Since March 31, 2000, we have raised approximately $765,000 from the sale of securities. See "Changes in Securities and Use of Proceeds." Our company intends to register these securities (approximately 3,100,000 shares of common stock) and any additional securities sold in our company's private offering with the Securities and Exchange Commission as soon as reasonably practicable. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline." We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. Currently, our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. Our company believes that it needs to raise approximately $735,000 in additional capital in order to meet these cash requirements.

        We intend to acquire assets or stock of an entity actively engaged in business in exchange for our common stock. We have no agreement with any business opportunity.

        CHANGES IN NUMBER OF EMPLOYEES. We currently have 4 employees, each of whom is an executive officer. We are currently reviewing our personnel needs for 2000 and beyond. As of the date hereof, we do not anticipate hiring numerous employees until we consummate a merger or acquisition with an operating business. We believe that our current personnel will be adequate to accomplish the task of identifying a merger or acquisition candidate.

                                                 CURRENT
                DEPARTMENT                      EMPLOYEES
                ----------                      ---------

                Administrative and Other
                    Support Positions               4
                                                ---------
                Total Employees                     4
                                                =========

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had $31,000 cash-on-hand. A discussion of how we generated and used cash in the period follows:

        OPERATING ACTIVITIES. Our operating activities used $98,000 in cash during the six-month period ended June 30, 2000. This consisted primarily of professional fees in connection with becoming a "reporting" company under the Securities Act of 1933 and the acquisition of USWA and the rescission of such acquisition.

        In order to meet our cash requirements over the next twelve months, we intend to raise additional capital from the continued sale of common stock in a private offering. Our company believes that it needs to raise approximately $735,000 in capital in order to meet these cash requirements.

      As of June 30, 2000, our company was owed $178,529 by Earl Ingerfield or corporations controlled by Mr. Ingerfield. These amounts are payable to the company upon demand.

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

CERTAIN BUSINESS RISK FACTORS

        We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

        WE HAVE NO OPERATING HISTORY OR REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

        We have had no operating history or revenue from operations since inception. In addition, we have no assets or financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our company does not have significant cash or a source of revenue to cover its operating costs and to allow it to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in a decline of our stock price, and you could lose money.

        BECAUSE WE HAVE NO OPERATIONS OUR FUTURE BUSINESS OPPORTUNITIES ARE HIGHLY SPECULATIVE

        The success of our proposed plan of operation will be highly dependent on any business opportunity which may be acquired in the future. Because we have not identified any such business opportunity, the nature of our future business operations, if any, will be highly speculative. There can be no assurance that we will be successful in acquiring any business opportunity, and we cannot predict the type of business operations any such business opportunity may conduct. You should consider the likelihood of our future success to be highly speculative in view of our lack of operating history, as well as a lack of any identifiable business opportunity. Our inability to acquire an operating business in a timely manner or at all could cause a decline in our stock price.

        WE MAY NOT BE ABLE TO IDENTIFY A BUSINESS OPPORTUNITY DUE TO THE SCARCITY OF AND COMPETITION FOR SUCH BUSINESS OPPORTUNITIES

        A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of a relatively small number of suitable business opportunities. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Additional competition for suitable business opportunities comes from other public "shell" companies, similar to our company. Our inability to identify and combine with a suitable business opportunity could cause a decline in our stock price, and you could lose money.

        WE HAVE NO AGREEMENT TO ENTER INTO A BUSINESS COMBINATION OR OTHER TRANSACTION

        We have no agreement to acquire or merge with another entity, and there can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in consummating a business combination. If identified there can be no assurance that we will be able to negotiate a business combination on terms favorable to our company. Management has not identified any particular industry or specific business within an industry for evaluation by our company. Moreover, we have not established any criteria by which to judge a business opportunity, including a specific length of operating history or level of earnings, assets or net worth. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics. Any of these factors may cause a decline in our stock price, and you could lose money.

        OUR MANAGEMENT IS EXPECTED TO EXERT SIGNIFICANT INFLUENCE OVER THE DIRECTION OF OUR COMPANY AND WILL DEVOTE A LIMITED AMOUNT OF TIME TO IDENTIFYING BUSINESS OPPORTUNITIES

        Through their stock ownership, management will be able to exert significant influence over the direction of our company and its business opportunities. None of our officers has entered into a written employment agreement with our company, and none is expected to do so in the future. We do not maintain any key man life insurance. Management is expected to devote about 10 hours per month to the present business of our company. As such, management's ability to identify a suitable business opportunity will be limited. Despite these factors, the loss of the services of these individuals, particularly Earl
T. Ingarfield, will jeopardize our ability to identify a suitable business opportunity and jeopardize our ability to continue operations. This outcome would likely cause our stock price to decline.

        OUR OPERATIONS LACK DIVERSIFICATION

        Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with a business opportunity. Consequently, our activities may be limited to those engaged in by such a business opportunity. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, which may adversely impact our operations and result in a lower stock price.

        MANAGEMENT MAY PARTICIPATE IN BUSINESS DEALINGS WHICH COMPETE WITH OUR COMPANY

        Management may in the future participate in business dealings which compete with the operations of our company. This may include the formation of other public "shell" companies, in which event, management will be able to choose which public "shell" company should acquire or merge with an identified business opportunity. If our company acquires or merges with a business opportunity, then management may have or develop other business dealings which compete with the operations of such business opportunity. This may make it more difficult for our company to identify a business opportunity or materially harm the operations of such business opportunity. These events, if realized, may cause our stock price to decline.

        HOLDERS OF OUR STOCK SHOULD EXPECT A CHANGE IN CONTROL UPON THE CONSUMMATION OF A BUSINESS COMBINATION, IF ANY

        If we are able to consummate a business combination, we expect to be required to issue shares of stock to the shareholders of the target business. We believe this stock issuance will result in the shareholders of the target business obtaining a controlling interest in our company. Any such business combination may require our management to sell or transfer all or a portion of his stock in our company or resign as officers and directors. This change of control would preclude management's participation in the future affairs of our company.

        HOLDERS OF OUR STOCK WILL BE DILUTED UPON CONSUMMATION OF A BUSINESS COMBINATION, IF ANY

        Upon consummation of a business combination, if any, we expect to issue new stock to the shareholders of the target business. This will reduce the percentage of stock owned by our shareholders, and may result in a change of control. In such event, if the price of our stock does not increase by a corresponding amount, the value of the shareholders stock may decline.

        TARGETS WILL BE REQUIRED TO HAVE AUDITED FINANCIAL STATEMENTS, WHICH REQUIREMENT MAY DELAY OR PRECLUDE AN ACQUISITION OR MERGER

        Any target acquisition or merger candidate of our company will become subject to the same reporting requirements as we are upon consummation of any merger or acquisition. Thus, in the event we successfully complete the acquisition of or merger with an operating business, such business must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit our potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense. One or more attractive business opportunities may choose to forego the possibility of a business combination with our company, rather than incur the expenses associated with preparing audited financial statements.

        THERE ARE DISADVANTAGES OF A BLANK CHECK OFFERING

        We may enter into a business combination with an entity that desires to establish a public trading market for its stock. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences include times delays of the registration process, significant expenses incurred in such undertaking or loss of voting control to public shareholders. You should consider these motivations in determining whether to become a shareholder in our company.

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

        SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

         We intend to file a registration statement on behalf of the private placement shareholders with the securities and exchange commission as soon as reasonably practicable. This registration statement will permit such private placement shareholders to freely sell their shares of common stock into the open market. Such sales without corresponding demand may cause our stock price to decline.

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

        Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

PART II

OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

        We are not aware of any legal proceedings involving our company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a), (b) and (d)  None.

        (c)SALES OF UNREGISTERED SECURITIES.

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

        On July 13, 2000, in connection with the rescission of the acquisition of all of the outstanding capital stock of USWEBAUCTIONS, Inc., the two former shareholders of USWEBAUCTIONS, Inc. returned 9,734,000 shares of common stock to our company.

        Between April 18, 2000 and June 30, 2000, our company sold subscriptions to purchase 3,060,000 shares of our common stock at a price of $0.25 per share for cash of $765,000. All of these shares were purchased by unrelated parties.

        With respect to the sale of unregistered securities referenced above, these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        --------------------------------

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

        On April 20, 2000, by written consent in lieu of a special meeting, Earl
T. Ingarfield, as sole director, and the shareholders (including Earl T. Ingarfield) holding a majority of the issued and outstanding shares of common stock of our company, approved the merger of USWA with and into our company. We were the surviving corporation in the merger. Upon the effective date of the merger, the name of our company was changed to USWEBAUCTIONS, Inc. This matter was approved by the affirmative vote of 14,601,000 shares of common stock. The remaining 133,000 shares of common stock did not vote in connection with this matter.

ITEM 5. OTHER INFORMATION.
        ------------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(A)            EXHIBITS.

    EXHIBIT
      NO.       DESCRIPTION                                              LOCATION
      ---       -----------                                              --------
     2.01       Stock Purchase Agreement dated as of January 27, 2000    Incorporated by reference to Exhibit 2.01 to our company's
                among our company, Lido Capital Corporation, Eric P.     Registration Statement on Form 10-SB filed with the
                Littman and Dennis Sturm                                 Securities and Exchange Commission on February 24, 2000.

     2.02       Stock Purchase Agreement dated as of April 10, 2000,     Incorporated by reference to Exhibit 2.02 to our company's
                among our company, USWEBAUCTIONS, Inc., Jon Kockevar,    Current  Report on Form 8-K filed with the  Securities and
                and John Allen                                           Exchange Commission on May 26, 2000.

     2.03       Articles of Merger dated as of April 21, 2000 of         Incorporated by reference to Exhibit 2.03 to our company's
                USWEBAUCTIONS, Inc. into our company, together with      Current Report on Form 8-K filed with the Securities and
                the Plan of Merger                                       Exchange Commission on May 26, 2000.

     2.04       Rescission Agreement and Mutual Release dated as of      Incorporated by reference to Exhibit 2.01 to our company's
                July 13, 2000 among our company, Jon Kochevar, and       Current Report on Form 8-K filed with the Securities and
                John Allen                                               Exchange Commission on July 13, 2000.

     3.01       Articles of Incorporation filed on July 10, 1997 with    Incorporated by reference to Exhibit 3.01 to our company's
                the Florida Secretary of State                           Registration Statement on Form 10-SB filed with the
                                                                         Securities and Exchange Commission on February 24, 2000.

     3.02       Articles of Amendment to Articles of Incorporation       Incorporated by reference to Exhibit 3.02 to our company's
                                                                         Registration Statement on Form 10-SB filed with the
                                                                         Securities and Exchange Commission on February 24, 2000.

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

    15.01       Letter on Unaudited Interim Financial Information        Not Applicable.

    16.01       Letter on Change in Certifying Accountant                Not Applicable.

    21.01       Subsidiaries of our company                              Not Applicable.

    23.01       Consent of Independent Accountants                       Not Applicable.

    24.01       Power of Attorney                                        Not Applicable.

    27.01       Financial Data Schedule                                  Provided herewith.



(B) REPORTS ON FORM 8-K.

        Two reports on Form 8-K were filed during the quarterly period ended June 30, 2000. On April 10, 2000, our company acquired all of the outstanding capital stock of USWEBAUCTIONS, Inc. We filed a Form 8-K regarding this transaction on May 26, 2000.

        On July 13, 2000, our company entered into a Rescission Agreement and Mutual Release with the two former shareholders of USWEBAUCTIONS, Inc., whereby these individuals returned all the shares of our company's common stock received by them in the acquisition of USWEBAUCTIONS, Inc. in exchange for the return of all of the assets owned by USWEBAUCTIONS, Inc. prior to such acquisition. We filed a Form 8-K regarding this transaction on July 21, 2000.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 18, 2000                        AUGUST PROJECT 1 CORP.


                                               By: /s/ Earl T. Ingarfield
                                                   ------------------------
                                                   Earl T. Ingarfield, President