Form 10QSB
period 2000-09-30
AUGUST PROJECT I CORP
filed 2000-11-14
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the quarterly period ended SEPTEMBER 30, 2000

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _______ to _______.

                          Commission File No. 000-29689

                                   USWEBAUCTIONS, INC.
                                   -------------------
                      (Name of Small Business Issuer in Its Charter)

FLORIDA                                                              65-0986953
-------                                                              ----------
(State or Other Jurisdiction of Incorporation                        (I.R.S. Employer Identification No.)
or Organization)

22 SOUTH LINKS AVENUE, STE. 204, SARASOTA, FLORIDA                   34236
--------------------------------------------------                   -----
(Address of Principal Executive Offices)                             (Zip Code)

                                              (941) 330-8051
                                              --------------
                          (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 9,860,000 shares of Common Stock outstanding as of November 13, 2000.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.














                               USWEBAUCTIONS, INC.
                     (FORMERLY AUGUST PROJECT I CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                          USWEBAUCTIONS, INC.
                                (Formerly August Project I Corporation)
                                     (A Development Stage Company)
                                            Balance Sheets

                                                ASSETS
                                                ------

                                                                September 30,           December 31,
                                                                    2000                    1999
                                                                -------------           ------------
                                                                 (Unaudited)

CURRENT ASSETS

   Cash                                                         $       2,349           $         --
                                                                -------------           ------------

        Total Current Assets                                            2,349                     --
                                                                -------------           ------------

OTHER ASSETS

   Note receivable - related party - net (Note 3)                     616,363                     --
                                                                -------------           ------------

        Total Other Assets                                            616,363                     --
                                                                -------------           ------------

        TOTAL ASSETS                                            $     618,712           $         --
                                                                =============           ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                             $      62,067           $         --
                                                                -------------           ------------

        Total Current Liabilities                                      62,067                     --
                                                                -------------           ------------

STOCKHOLDERS' EQUITY

   Common stock authorized: 50,000,000 common shares at
    $0.001 par value; 9,860,000 and 5,000,000 shares
    issued and outstanding                                              9,860                  5,000
   Capital in excess of par value                                   1,147,140                (3,000)
   Stock subscription receivable                                    (500,000)                      -
   Deficit accumulated during the development stage                 (100,355)                (2,000)
                                                                -------------           ------------

        Total Stockholders' Equity                                    556,645                     --
                                                                -------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                         $     618,712           $         --
                                                                =============           ============

                                          USWEBAUCTIONS, INC.
                                (Formerly August Project I Corporation)
                                     (A Development Stage Company)
                                       Statements of Operations
                                              (Unaudited)


                                                                                                                From Inception
                                                    For the                           For the                     on July 10,
                                              Three Months Ended                 Nine Months Ended               1997 Through
                                                 September 30,                     September 30,                 September 30,
                                        --------------------------------    ---------------------------         --------------
                                              2000             1999             2000            1999                 2000
                                        -------------   ---------------     ------------    -----------         --------------

REVENUES                                $          --   $           --      $        --     $       --          $          --

EXPENSES

    General and administrative                 10,913               --          108,741             --                110,741

        Total Expenses                         10,913               --          108,741             --                110,741

OTHER (EXPENSE) INCOME

    Interest income                             9,806               --           10,386             --                 10,386

        Total Other (Expense) Income            9,806               --           10,386             --                 10,386

NET LOSS                                $     (1,107)   $           --      $  (98,355)     $       --          $   (100,355)
                                        =============   ==============      ===========     ==========          =============

BASIC LOSS PER SHARE                    $      (0.00)   $       (0.00)      $    (0.02)     $   (0.00)
                                        =============   ==============      ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES           6,974,035        5,000,000        6,309,927      5,000,000
                                        =============   ==============      ===========     ==========

                                          USWEBAUCTIONS, INC.
                                (Formerly August Project I Corporation)
                                     (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                      From Inception on July 10, 1997 Through September 30, 2000

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                         Common Stock             Additional         Stock          During the
                                                ------------------------------     Paid-in        Subscription     Development
                                                     Shares          Amount        Capital         Receivable         Stage
                                                ---------------   ------------    ----------      ------------     -----------
Balance at inception on July 10, 1997
                                                          --      $        --     $       --      $         --     $        --
Common stock issued for services
                                                   5,000,000            5,000        (3,000)                --              --
Net loss from inception on July 10,
    1997 to December 31, 1997                             --               --             --                --         (2,000)
                                                ------------      -----------     ----------      ------------     -----------
Balance, December 31, 1997                         5,000,000            5,000        (3,000)                --         (2,000)

Net Loss for the year ended
    December 31, 1998                                     --               --             --                --              --
                                                ------------      -----------     ----------      ------------     -----------
Balance, December 31, 1998                         5,000,000            5,000        (3,000)                           (2,000)

Net loss for the year ended
    December 31, 1999                                     --               --             --                --              --
                                                ------------      -----------     ----------      ------------     -----------
Balance, December 31, 1999                         5,000,000            5,000        (3,000)                --         (2,000)

Common stock issued for cash
    at $0.25 per share (unaudited)                 3,060,000            3,060        761,940         (500,000)              --

Common stock issued for cash at $0.25 per          1,800,000            1,800        448,200                --              --

Stock offering costs (unaudited)                          --               --       (60,000)                --              --

Net loss for the nine months ended
    September 30, 2000 (unaudited)                        --               --               --              --         (98,355)
                                                ------------      -----------     ----------      ------------     -----------
Balance, September 30, 2000 (unaudited)            9,860,000   $         9,860    $  1,147,140     $  (500,000)    $  (100,355)

                                          USWEBAUCTIONS, INC.
                                (Formerly August Project I Corporation)
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                              (Unaudited)

                                                                                                             From Inception on
                                                        For the                         For the                July 10, 1997
                                                   Three Months Ended              Nine Months Ended              Through
                                                     September 30,                   September 30,             September 30,
                                                  --------------------           ---------------------       -----------------
                                                   2000         1999                2000        1999                2000
                                                  ----------  --------           ----------  ---------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (1,107)  $     --           $ (98,355)  $      --         $     (100,355)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
  Issuance of stock for services                          --        --                   --         --                   2,000
  Changes in operating assets and
      liability accounts:
    (Increase) decrease in notes
        receivable - related party                 (437,833)        --            (616,363)         --               (616,363)
    Increase (decrease) in accounts payable           20,330        --               62,067         --                  62,067
                                                  ----------  --------           ----------  ---------         ---------------
      Net Cash (Used) by Operating Activities      (418,610)        --            (652,651)         --               (652,651)
                                                  ----------  --------           ----------  ---------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                      --        --                   --         --                      --
                                                  ----------  --------           ----------  ---------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES                      --                             --         --

  Stock offering costs                              (60,000)        --             (60,000)         --                (60,000)
  Issuance of stock for cash                         450,000        --              715,000         --                 715,000
      Net Cash Provided by Financing
         Activities                                  390,000        --              655,000         --                 655,000
                                                  ----------  --------           ----------  ---------         ---------------
NET INCREASE (DECREASE) IN CASH                     (28,610)        --                2,349         --                   2,349

CASH AT BEGINNING OF PERIOD                           30,959        --                   --         --                      --
                                                  ----------  --------           ----------  ---------         ---------------

CASH AT END OF PERIOD                             $    2,349  $     --           $    2,349  $      --         $         2,349
                                                  ==========  ========           ==========  =========         ===============
CASH PAYMENTS FOR:

  Income taxes                                    $       --  $     --           $       --  $      --         $            --
  Interest                                        $       --  $     --           $       --  $      --         $            --

SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:

  Common stock issued for services                $       --  $     --           $       --  $      --         $            --
  Stock subscription receivable                   $       --  $     --           $  500,000  $      --         $       500,000

                               USWEBAUCTIONS, INC.
                     (Formerly August Project I Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              August Project I Corporation (the "Company") was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. On April 20, 2000, the Company's name was changed to USWEBAUCTIONS, INC. in connection with the failed acquisition of USWEBAUCTIONS, INC, a private company. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No.7.

              b.  Provision for Taxes

              At September 30, 2000, the Company had net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                               USWEBAUCTIONS, INC.
                     (Formerly August Project I Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Basic Loss Per Share

                                          For the Nine Months Ended
                                             September 30, 2000
          --------------------------------------------------------------------------------------

                      Loss                           Shares                      Per Share
                   (Numerator)                   (Denominator)                     Amount
          -------------------------   -------------------------------    -----------------------
          $              (98,355)                  6,309,927              $              (0.02)
          =========================   ===============================    ========================

                                          For the Nine Months Ended
                                             September 30, 1999
          --------------------------------------------------------------------------------------
                      Loss                           Shares                      Per Share
                   (Numerator)                   (Denominator)                     Amount
          -------------------------   -------------------------------    -----------------------
          $                     --                 5,000,000              $              (0.00)
          =========================   ===============================    ========================

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

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to raise additional funds through private placements and to seek a merger with an existing operating company. In the interim, management has committed to meeting the Company's minimal operating expenses.

                               USWEBAUCTIONS, INC.
                     (Formerly August Project I Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 -      RELATED PARTY TRANSACTION

              The Company has loaned related parties $616,363, bearing interest at 10%, unsecured and due on demand. This amount is shown net of an allowance for doubtful accounts of $35,325 which represents amounts advanced to USWEBAUCTIONS, INC., a private company in connection with the failed reverse merger, and accrued interest of $10,386.

NOTE 4 -      CANCELLATION OF PROPOSED MERGER

              The Company's merger with USWEBAUCTIONS, INC. was rescinded. All of the shares issued have been canceled and returned.

NOTE 5 -      STOCK TRANSACTIONS

              On June 10, 2000, the Company issued 3,060,000 shares of common stock valued at $0.25 per share for cash. At September 30, 2000, the Company has received $261,940 and has a stock subscription receivable for $500,000.

              On September 21, 2000, the Company issued 1,800,000 shares of common stock valued at $0.25 per share for cash. The Company received $450,000 and paid stock offering costs of $60,000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
         -----------------------------------------------------------

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S BUSINESS PLAN AND GROWTH STRATEGIES, (C) OUR COMPANY'S FUTURE FINANCING PLANS AND (D) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND ANY INDUSTRY IN WHICH THE COMPANY ENTERS, COMPETITION, THE
AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

      We are a development stage company that has had no operations or income since our inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("LIDO"), purchased 97.3% of the then-outstanding common stock of our company from its controlling shareholder, Eric Littman. As previously reported, in April 2000, we acquired by merger USWEBAUCTIONS, INC. ("USWA"), in which our company adopted the same name. On July 13, 2000, the acquisition was rescinded.

      Since the rescission, we have been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We have been in the development stage since inception and have undertaken limited business operations to date. As such, we are considered a
"shell" corporation, as our principal purpose is to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

      Our proposed business activities classify our company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

      Any business combination or transaction that we may enter into will likely result in a significant issuance of stock and substantial dilution to our present shareholders. A business combination or transaction may result in our shareholders losing a controlling interest in our company.

      BALANCE SHEET. At September 30, 2000, we had total assets of approximately $618,712, of which $2,349 were current assets, and had current liabilities of approximately $62,067.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the quarter ended September 30, 2000, we recorded approximately $10,913 in general and administrative expenses. These expenses were mostly offset by interest income earned from the sale of our common stock in a private offering. For the quarter ended September 30, 2000, our net loss was approximately $1,107.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of September 30, 2000, we had cash-on-hand of $2,349. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our company stock. We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. See "Changes in Securities and Use of Proceeds." All of these proceeds have been loaned to Lido Capital Corporation, which is owned and controlled by Earl T. Ingarfield, the President of our company. The loan to Lido Capital Corporation is unsecured, due on demand, and is to accrue interest at the rate of 10% per annum. The current outstanding principal balance on this loan is $605,977 and the accrued interest is $10,386 providing for a total balance of principal and interest of $616,363.

      Our existing cash resources, including cash loaned to related parties, are anticipated to satisfy our cash requirements for twelve (12) months unless an acquisition is consummated sooner. In such event, additional cash resources may be required to fund the operations of the acquired business.

      Our company intends to register these securities (approximately 1,800,000 shares of common stock) and any additional securities sold by our company with the Securities and Exchange Commission as soon as reasonably practicable after the consummation of a transaction with an operating company. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline."

      CHANGES IN NUMBER OF EMPLOYEES. The company does not have any employees. We are currently reviewing our personnel needs for 2000 and beyond. As of the date hereof, we do not anticipate hiring any employees until we consummate a merger or acquisition with an operating business.

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

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

      WE HAVE NO  OPERATING  HISTORY  OR  REVENUE  FROM  WHICH TO  EVALUATE  OUR
BUSINESS

      We have had no operating history or revenue from operations since inception. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our company does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in a decline of our stock price, and you could lose money.

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

      WE HAVE NO AGREEMENT TO ENTER INTO A BUSINESS COMBINATION OR OTHER TRANSACTION

      We have no agreement to acquire or merge with another entity, and there can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in consummating a business combination. If identified, there can be no assurance that we will be able to negotiate a business combination on terms favorable to our company. Moreover, we have not established any criteria by which to judge a business opportunity, including a specific length of operating history or level of earnings, assets or net worth. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics. Any of these factors may cause a decline in our stock price, and you could lose money.

      OUR MANAGEMENT IS EXPECTED TO EXERT SIGNIFICANT INFLUENCE OVER THE DIRECTION OF OUR COMPANY AND WILL DEVOTE A LIMITED AMOUNT OF TIME TO IDENTIFYING BUSINESS OPPORTUNITIES

      Through their stock ownership, management will be able to exert significant influence over the direction of our company and our business opportunities. None of our officers has entered into a written employment agreement with our company, and none is expected to do so in the future. We do not maintain any key man life insurance. Management is expected to devote about ten hours per month to the present business of our company. As such, management's ability to identify a suitable business opportunity will be limited. Despite these factors, the loss of the services of these individuals, particularly Earl T. Ingarfield, will jeopardize our ability to identify a suitable business opportunity and jeopardize our ability to continue operations. This outcome would likely cause our stock price to decline.

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

      HOLDERS OF OUR STOCK SHOULD EXPECT A CHANGE IN CONTROL UPON THE CONSUMMATION OF A BUSINESS COMBINATION, IF ANY

      If we are able to consummate a business combination, we expect to be required to issue shares of stock to the shareholders of the target business. We believe this stock issuance may result in the shareholders of the target business obtaining a controlling interest in our company. Any such business combination may require our management to sell or transfer all or a portion of its stock in our company or resign as officers and directors. This change of control would preclude management's participation in the future affairs of our company.

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

      THERE ARE DISADVANTAGES OF A BLANK CHECK OFFERING

      We may enter into a business combination with an entity that desires to establish a public trading market for its stock. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences include time delays of the registration process, significant expenses incurred in such undertaking or loss of voting control to public shareholders. You should consider these motivations in determining whether to become a shareholder in our company.

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

      SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

      We intend to file a registration statement on behalf of certain shareholders with the Securities and Exchange Commission as soon as reasonably practicable after the consummation of a transaction with an operating company. This registration statement will permit such shareholders to freely sell their shares of common stock into the open market. Such sales without corresponding demand may cause our stock price to decline.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a), (b) and (d)  None.

      (c)   SALES OF UNREGISTERED SECURITIES.

      In the quarter ended September 30, 2000, our company sold 1,800,000 shares of our common stock at a price of $0.25 per share for cash of approximately $450,000. All of these shares were purchased by unrelated parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)         EXHIBITS.

EXHIBIT
  NO.    DESCRIPTION                       LOCATION
  ---    -----------                       --------

  2.01   Stock Purchase Agreement dated    Incorporated by reference to
         as of January 27, 2000 among our  Exhibit 2.01 to our company's
         company, Lido Capital             Registration Statement on Form
         Corporation, Eric P. Littman and  10-SB filed with the Securities
         Dennis Sturm                      and Exchange Commission on
                                           February 24, 2000.

  2.02   Stock Purchase Agreement dated    Incorporated by reference to
         as of April 10, 2000, among our   Exhibit 2.02 to our company's
         company, USWEBAUCTIONS, Inc.,     Current Report on Form 8-K filed
         Jon Kochevar, and John Allen      with the Securities and Exchange
                                           Commission on May 26, 2000.

  2.03   Articles of Merger dated as of    Incorporated  by reference to
         April 21, 2000 of USWEBAUCTIONS,  Exhibit 2.03 to our  company's
         Inc.  into our company, together  quarterly  report on Form  10-QSB
         with the Plan of Merger           filed with the Securities and
                                           Exchange  Commission  on  August  21,
                                           2000.

  2.04   Rescission  Agreement and Mutual  Incorporated  by reference to
         Release dated as of July 13,      Exhibit  2.01 to our  company's
         2000  among  our company, Jon     Current Report on Form 8-K filed
         Kochevar,  and John Allen         with the Securities and Exchange
                                           Commission.

  3.01   Articles of Incorporation filed   Incorporated by reference to
         on July 10, 1997 with the         Exhibit 3.01 to our company's
         Florida Secretary of State        Registration Statement on Form
                                           10-SB filed with the Securities
                                           and Exchange Commission on
                                           February 24, 2000.

  3.02   Articles of Amendment to          Incorporated by reference to
         Articles of Incorporation         Exhibit 3.02 to our company's
                                           Registration  Statement on Form 10-SB
                                           filed   with   the   Securities   and
                                           Exchange  Commission  on February 24,
                                           2000.

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

  4.01   Instruments defining the rights   Not applicable.
         of holders, incl. indentures

 10.01   Material Contracts.               Not Applicable.

 11.01   Statement re: Computation of      Not Applicable.
         Earnings

EXHIBIT
  NO.    DESCRIPTION                       LOCATION
  ---    -----------                       --------

 15.01   Letter on Unaudited Interim       Not Applicable.
         Financial Information

 16.01   Letter on Change in Certifying    Not Applicable.
         Accountant

 18.01   Letter on Change in Accounting    Not Applicable.
         Principles

 21.01   Subsidiaries of our company       Not Applicable.

 23.01   Consent of Independent            Not Applicable.
         Accountants

 24.01   Power of Attorney                 Not Applicable.

 27.01   Financial Data Schedule           Provided herewith.

(B)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                    USWEBAUCTIONS, INC.


                                       By:  /s/ Earl T. Ingarfield
                                           ----------------------------------
                                                Earl T. Ingarfield, President