Form 10KSB
period 2000-12-31
AUGUST PROJECT I CORP
filed 2001-04-17
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

      (MARK ONE)

    |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 2000

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

                                 (941) 330-8051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
           None                                          None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, par value $0.001
         -------------------------------------------------------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes
|X|     No  |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The issuer generated no revenues during its most recent fiscal year.

      The aggregate market value of the Company's voting stock held by non-affiliates as of April 9, 2001 was approximately $15,725,598 based on the average closing bid and asked prices of such stock on that date as quoted on the "pink sheets." There were 9,930,100 shares of Common Stock outstanding as of April 9, 2001.

      Documents Incorporated by Reference: See Item 13

      This Form 10-KSB  consists of 24 pages.  The Exhibit  Index begins on page
23.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our company's business plan and growth strategies (c) our company's future financing plans and (d) our company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

      We are a development stage company that has had no operations or income since our inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("LIDO"), purchased 97.3% of the then-outstanding common stock of our company from Erick Littman, our controlling shareholder at that time. As previously reported, in April 2000, we acquired by merger USWEBAUCTIONS, INC. ("USWA"), in which our company adopted the same name. On July 13, 2000, the acquisition was rescinded.

      Since the rescission, we have been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. On February 5, 2001, our company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business. This transaction is subject to a number of contingencies, including completion of due diligence reviews by all parties and negotiation of the transaction documents. There can be no assurance that will successfully consummate this merger transaction or negotiate the definitive transaction documents on terms favorable to our company. We have been in the development stage since inception and have undertaken limited business operations to date. As such, we are considered a "shell" corporation, as our principal purpose is to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

FINANCIAL PERFORMANCE

      We have historically lost money. For the year ended December 31, 2000, we sustained losses of $145,092. Since our inception on July 10, 1997, we sustained losses of $147,092. Our independent auditors have noted that our company does not have significant cash or other material assets to cover our operating costs and to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. For more information concerning our financial performance, please see "Risk Factors - We Have No Operating History or Revenue From Which To Evaluate Our Business" and "Management's Discussion and Analysis or Plan of Operation."

MR. INGARFIELD OBTAINED CONTROL OF OUR COMPANY ON JANUARY 27, 2000

      We were formed on July 10, 1997 in Florida. On or about January 27, 2000, Lido Capital Corporation, an entity wholly-owned by our President, Mr. Ingarfield, purchased 4,867,000 shares of Common Stock for $150,000 from Eric Littman, our controlling shareholder at that time. At the time of the purchase, our company had 5,000,000 shares of Common Stock outstanding. As a result, Mr. Ingarfield owned 97.3% of our company's outstanding capital stock. Mr. Ingarfield currently owns 22.0%.

CERTAIN BUSINESS RISKS

      OUR  COMPANY IS SUBJECT TO VARIOUS  RISKS  WHICH MAY  MATERIALLY  HARM OUR
BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE NO OPERATING HISTORY OR REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

      We have had no operating history or revenue from operations since our inception on July 10, 1997. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our company does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in a decline of our stock price, and you could lose money.

BECAUSE WE HAVE NO OPERATIONS OUR FUTURE BUSINESS OPPORTUNITIES ARE HIGHLY SPECULATIVE

      The success of our proposed plan of operation will be highly dependent on any business opportunity which may be acquired in the future. There can be no assurance that we will be successful in acquiring any business opportunity. You should consider the likelihood of our future success to be highly speculative in view of our lack of operating history, as well as a lack of any identifiable business opportunity. Our inability to acquire an operating business in a timely manner or at all could cause a decline in our stock price.

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

MANAGEMENT MAY PARTICIPATE IN BUSINESS DEALINGS WHICH COMPETE WITH OUR COMPANY

      Management may in the future participate in business dealings which compete with the operations of our company. This may include the formation of other public "shell" companies, in which event, management will be able to choose which public "shell" company should acquire or merge with an identified business opportunity. If our company acquires or merges with a business opportunity, then management may have or develop other business dealings which compete with the operations of such business opportunity. This may make it more difficult for our company to identify a business opportunity or may materially harm the operations of such business opportunity. These events, if realized, may cause our stock price to decline.

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

HOLDERS OF OUR STOCK WILL BE DILUTED UPON CONSUMMATION OF A BUSINESS COMBINATION, IF ANY

      Upon consummation of a business combination, if any, we expect to issue new stock to the shareholders of the target business. This will reduce the percentage of stock owned by our shareholders, and may result in a change of control. In such event, if the price of our stock does not increase by a corresponding amount, the value of our shareholders stock may decline.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our corporate headquarters are located at 22 South Links Avenue, Suite 204,
Sarasota, Florida 34236.   We do not have a formal agreement with respect to the
lease of our office space, nor do we pay any rent.

ITEM 3.  LEGAL PROCEEDINGS.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our security holders during the year ended December 31, 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The company's Common Stock began trading on the "pink sheets" on November 16, 1999, under the symbol "AUUI." The company's high and low bid prices by quarter during 1999 and 2000 are as follows:

                                      CALENDAR YEAR 2000(1)

                                     HIGH BID        LOW BID

             First quarter               None           None
             Second Quarter              None           None
             Third Quarter               None           None
             Fourth Quarter             $1.50         $0.001

                                      CALENDAR YEAR 1999(2)

                                     HIGH BID        LOW BID

             First quarter                N/A            N/A
             Second quarter               N/A            N/A
             Third quarter                N/A            N/A
             Fourth quarter              None           None

-------------------------

(1)   These  quotations  reflect  inter-dealer  prices,  without retail mark-up,
      mark-down  or  commission,   and  may  not  necessarily  represent  actual
      transactions.

HOLDERS OF COMMON STOCK

      On April 9, 2001, our company had approximately 36 shareholders of record.

DIVIDENDS

      We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

      We are a development stage company that has had no operations or income since our inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("LIDO"), purchased 97.3% of the then-outstanding common stock of our company from Eric Littman, our controlling shareholder at that time. As previously reported, in April 2000, we acquired by merger USWEBAUCTIONS, INC. ("USWA"), in which our company adopted the same name. On July 13, 2000, the acquisition was rescinded.

      Since the rescission, we have been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. On February 5, 2001, our company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business. This transaction is subject to a number of contingencies, including completion of due diligence reviews by all parties and negotiation of the transaction documents. There can be no assurance that will successfully consummate this merger transaction or negotiate the definitive transaction documents on terms favorable to our company. We have been in the development stage since inception and have undertaken limited business operations to date. As such, we are considered a "shell" corporation, as our principal purpose is to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

      BALANCE SHEET. At December 31, 2000, we had total assets of approximately $616,326, of which $0 were current assets, and had current liabilities of approximately $88,893.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the fiscal year ended December 31, 2000, we recorded approximately $198,265 in general and administrative expenses. These expenses were partially offset by interest income earned from the sale of our common stock in a private offering. For the fiscal year ended December 31, 2000, our net loss was approximately $145,092.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of December 31, 2000, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our company stock. We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. All of these proceeds have been loaned to Lido Capital Corporation, which is owned and controlled by Earl T. Ingarfield, the President of our company. The loan to Lido Capital Corporation is unsecured, due on demand, and is to accrue interest at the rate of 10% per annum. The current outstanding principal balance on this loan is $563,152 and the accrued interest is $53,174 providing for a total balance of principal and interest of $616,363.

      Our existing cash resources, including cash loaned to related parties, are anticipated to satisfy our cash requirements for twelve months unless an acquisition is consummated sooner. In such event, additional cash resources may be required to fund the operations of the acquired business.

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

      CHANGES IN NUMBER OF EMPLOYEES. The company does not have any employees. We are currently reviewing our personnel needs for 2001 and beyond. As of the date hereof, we do not anticipate hiring any employees until we consummate a merger or acquisition with an operating business.

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS.

                               USWEBAUCTIONS, INC.
                   (FORMERLY AUGUST PROJECT I CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                    CONTENTS

Independent Auditors'Report................................................. 11

Balance Sheet............................................................... 12

Statements of Operations.................................................... 13

Statements of Stockholders' Equity.......................................... 14

Statements of Cash Flows.................................................... 15

Notes to the Financial Statements........................................... 16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors USWEBAUCTIONS, INC.
(Formerly August Project I Corporation)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of USWEBAUCTIONS, INC. (formerly August Project I Corporation) (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, and from the date of inception on July 10, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of USWEBAUCTIONS, INC. (formerly August Project I Corporation) (a development stage company) for the year ended December 31, 1999 and for the three years in the period ended December 31, 1999 were audited by other auditors whose report dated February 21, 2000, expresses an unqualified opinion on the financial statements for December 31, 1999. Our opinion, insofar as it relates to the amounts for those years, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of USWEBAUCTIONS, INC. (formerly August Project I Corporation) (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000, and from the date of inception on July 10, 1997 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
February 12, 2001

                                  USWEBAUCTIONS, INC.
                        (Formerly August Project I Corporation)
                             (A Development Stage Company)
                                     Balance Sheet

                                       ASSETS

                                                                        December 31,
                                                                           2000
 CURRENT ASSETS

      Cash                                                           $               -
                                                                      ----------------
          Total Current Assets                                                       -
                                                                      ----------------

 OTHER ASSETS

      Note receivable - related party (Note 3)                                 563,152
      Interest receivable - related party (Note 3)                              53,174
                                                                      ----------------
          Total Other Assets                                                   616,326
                                                                      ----------------
          TOTAL ASSETS                                               $         616,326
                                                                      ----------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

      Accounts payable                                               $          75,988
      Bank over                                                            12,905
                                                                      ----------------
          Total Current Liabilities                                             88,893
                                                                      ----------------
 STOCKHOLDERS' EQUITY

      Preferred stock authorized: 10,000,000 preferred shares
       at $0.001 par value; -0- shares issued and outstanding                        -
      Common stock authorized: 50,000,000 common shares
       at $0.001 par value; 9,930,100 shares
       issued and outstanding                                                    9,930
      Capital in excess  of par value                                        1,164,595
      Stock subscription receivable                                           (500,000)
      Deficit accumulated during the development stage                        (147,092)
                                                                      ----------------
          Total Stockholders' Equity                                           527,433
                                                                      ----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $         616,326
                                                                      ================

                                                         USWEBAUCTIONS, INC.
                                               (Formerly August Project I Corporation)
                                                    (A Development Stage Company)
                                                      Statements of Operations

                                                                                           From
                                                                                        Inception on
                                                          For the                         July 10,
                                                        Years Ended                     1997 Through
                                                       December 31,                     December 31,
                                                2000                  1999                  2000
                                                ----                  ----                  ----
REVENUES                                  $                     $                     $               -

EXPENSES

     General and administrative                     198,265                     -               200,265
                                           ----------------      ----------------      ----------------
         Total Expenses                             198,265                     -               200,265
                                           ----------------      ----------------      ----------------
LOSS FROM OPERATIONS                               (198,265)                     -             (200,265)
                                           ----------------      ----------------      ----------------
OTHER INCOME

     Interest income                                 53,173                     -                53,173
                                           ----------------      ----------------      ----------------
         Total Other Income                          53,173                     -                53,173
                                           ----------------      ----------------      ----------------
NET LOSS                                  $        (145,092)    $                     $       (147,092)
                                           ================      ================      ================
BASIC LOSS PER SHARE                      $           (0.02)   $                -
                                           ================      ================


WEIGHTED AVERAGE NUMBER OF SHARES                 7,215,621             5,000,000
                                           ================      ================

                                                         USWEBAUCTIONS, INC.
                                               (Formerly August Project I Corporation)
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity
                                      From Inception on July 10, 1997 Through December 31, 2000

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                 Additional          Stock          During the
                                                       Common Stock               Paid-in        Subscription       Development
                                                  Shares          Amount          Capital         Receivable           Stage
                                                  ------          ------          -------         ----------           -----
Balance at inception on July 10, 1997                      -    $         -    $            -   $            -    $           -

Common stock issued for services                   5,000,000          5,000            (3,000)               -                -

Net loss from inception on July 10, 1997 to
  December 31, 1997                                        -              -                 -                -            (2,000)
                                                  ----------     ----------     -------------     ------------     -------------
Balance, December 31, 1997                         5,000,000          5,000            (3,000)               -            (2,000)

Net loss for the year ended December 31, 1998              -              -                 -                -                 -
                                                  ----------     ----------     -------------     ------------     -------------
Balance, December 31, 1998                         5,000,000          5,000            (3,000)               -            (2,000)

Net loss for the year ended December 31, 1999              -              -                 -                -                 -
                                                  ----------     ----------     -------------     ------------     -------------
Balance, December 31, 1999                         5,000,000          5,000            (3,000)               -            (2,000)

Common stock issued for cash at $0.25 per
  share on June 10, 2000                           3,060,000          3,060           761,940         (500,000)                -

Common stock issued for cash at $0.25 per
  share on September 21, 2000                      1,800,000          1,800           448,200                -                 -

Stock offering costs                                       -              -           (60,000)               -                 -

Common stock issued for cash at $0.25 per
  share on October 19, 2000                           50,100             50            12,475                -                 -

Common stock issued for cash at $0.25 per
  share on October 31, 2000                           20,000             20             4,980                -                 -

Net loss for the year ended December 31, 2000              -              -                 -                -          (145,092)
                                                  ----------     ----------     -------------     ------------     -------------
Balance, December 31, 2000                         9,930,100    $     9,930    $    1,164,595    $    (500,000)   $     (147,092)
                                                  ==========     ==========     =============     ============     =============

                                         USWEBAUCTIONS, INC.
                               (Formerly August Project I Corporation)
                                    (A Development Stage Company)
                                      Statements of Cash Flows

                                                                                                                 From
                                                                                                             Inception on

                                                                              For the                          July 10,
                                                                            Years Ended                      1997 Through
                                                                            December 31                      December 31
                                                                    2000                   1999                  2000
                                                                    ----                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                       $       (145,092)    $                -     $       (147,092)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Issuance of stock for services                                             -                     -                 2,000
  Changes in operating assets and liability accounts:
    (Increase) decrease in interest receivable                           (53,174)                    -               (53,174)
    Increase in bank over                                            12,905                     -                12,905
    Increase (decrease) in accounts payable                               75,988                     -                75,988
                                                                ----------------      ----------------       ---------------
      Net Cash (Used) by Operating Activities                           (109,373)                    -              (109,373)
                                                                ----------------      ----------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                           -                     -                     -
                                                                ----------------      ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash loaned on notes receivable - related party                       (707,152)                    -              (707,152)
  Cash received on notes receivable - related party                      144,000                     -               144,000
  Stock offering costs                                                   (60,000)                    -               (60,000)
  Issuance of stock for cash                                             732,525                     -               732,525
                                                                ----------------      ----------------       ---------------
      Net Cash Provided by Financing Activities                          109,373                     -               109,373
                                                                ----------------      ----------------       ---------------
NET INCREASE (DECREASE) IN CASH                                                -                     -                     -

CASH AT BEGINNING OF PERIOD                                                    -                     -                     -
                                                                ----------------      ----------------       ---------------
CASH AT END OF PERIOD                                        $                 -    $                -    $                -
                                                                ================      ================       ===============
CASH PAYMENTS FOR:

  Income taxes                                               $                 -    $                -    $                -
  Interest                                                   $                 -    $                -    $                -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                           $                 -    $                -    $            2,000
  Stock subscription receivable                              $           500,000    $                -    $          500,000

                               USWEBAUCTIONS, INC.
                     (Formerly August Project I Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.  Organization

            August Project I Corporation (the "Company") was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. On April 20, 2000, the Company's name was changed to USWEBAUCTIONS, Inc., in connection with a failed acquisition of USWEBAUCTIONS, INC., a private company. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

            b.  Provision for Taxes

            No provision for federal  income taxes has been made at December 31,
            2000  due  to  accumulated   operating  losses.  The  minimum  state
            franchise tax has been accrued.

            The Company has accumulated approximately $147,000 of net operating losses as of December 31, 2000, which may be used to reduce taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards of $147,000.

            In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards of $147,000 have been offset by a valuation allowance of the same amount.

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

USWEBAUCTIONS, INC.
(Formerly August Project I Corporation)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            f.  Basic Loss per Share

            The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                                    For the
                                                                                   Year Ended

                                                                                  December 31,
                                                                            2000                  1999
                                                                            ----                  ----
            Net loss (numerator)                                  $    (145,092)        $            -

            Weighted average shares outstanding (denominator)          7,215,621             5,000,000

            Basic loss per share                                  $        (0.02)       $            -

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

NOTE 2 -    GOING CONCERN

            The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to raise additional funds through private placements and to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 3 -    RELATED PARTY TRANSACTION

            The Company has loaned related parties $563,152 as of December 31, 2000. These notes bear interest at 10%, are unsecured and due on demand. Accrued interest on thee notes receivable totaled $53,174 at December 31, 2000.

NOTE 4 -    CANCELLATION OF PROPOSED MERGER
            The Company's merger with USWEBAUCTIONS, INC. was rescinded. All of the shares issued have been canceled and returned.

USWEBAUCTIONS, INC.
(Formerly August Project I Corporation)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000



NOTE 5 -    STOCK TRANSACTIONS

            On June 10, 2000, the Company issued 3,060,000 shares of common stock valued at $0.25 per share for cash. At December 31, 2000, the Company has received $261,940 and has a stock subscription receivable for $500,000.

            On September 21, 2000, the Company issued 1,800,000 shares of common stock valued at $0.25 per share for cash. The Company received $450,000 and paid stock offering costs of $60,000.

            On October 19, 2000, the Company issued 50,100 shares of common stock valued at $0.25 per share for cash and received $12,525.

            On October 31, 2000, the Company issued 20,000 shares of common stock valued at $0.25 per share for cash and received $5,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT.

      Information concerning our current executive officers and directors is set forth in the following table:

          NAME:          AGE:  POSITION:

          Earl T.         41   President, Chief Executive Officer
          Ingarfield           and Chairman

          Jerry L.        65   Secretary, Treasurer and Director
          Busiere

      EARL T. INGARFIELD has been the Chief Executive Officer, President and Chairman since January 1999. Since June 1998, Mr. Ingarfield has also been the Chief Executive Officer, President and Chairman of Avid Sportswear & Golf Corp., a publicly-held company in Sarasota, Florida. In addition, since June 30, 1995, Mr. Ingarfield has also been the sole owner of Lido Capital Corporation, a privately-held company in Sarasota, Florida. From 1979 to 1987, he was a professional hockey player for the Atlanta Flames, Calgary Flames and Detroit Red Wings. For many years, he has also been involved in Indy-car racing, offshore boat racing and is an avid golfer.

      JERRY L. BUSIERE has been the Secretary, Treasurer and a Director since January 1999. Since June 1998, Mr. Busiere has also been the Secretary, Treasurer and a Director of Avid Sportswear & Golf Corp. Mr. Busiere has over forty-one years of experience in accounting and taxation. From 1997 to July 1998, he was Controller of Lido Capital Corporation, a privately-held company owned by Mr. Ingarfield. From 1989 to 1995, he was a Senior Rate Analyst and Chief Financial Officer of Poly-Portables, Inc., a Georgia-based manufacturing company. From 1962 to 1988, he owned his own accounting practice. He has served as a consultant for numerous companies, such as Wellcraft Boat Manufacturing, Englewood Disposal Service, Poly-Portables, Inc., Colony Beach Resort, Buccaneer Inn and Far Horizon Resorts. He received an A.S. Degree in 1973 from the University of South Florida in Sarasota, Florida.


ITEM 10.  EXECUTIVE COMPENSATION.

      The following table provides information about the compensation paid by our company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2000 and who received in excess of $100,000:

                                          ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                          -------------------                            ----------------------
                                                                                       RESTRICTED   SECURITIES
                                                                       OTHER ANNUAL      STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL                                                     COMPENSATION     AWARD(S)      OPTIONS      COMPENSATION
POSITION(S)                      YEAR    SALARY ($)   BONUS ($)             ($)           ($)          (#S)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Earl T. Ingarfield(1)            2000           --         --                   --             --          --                --
Chief Executive Officer,         1999           --         --                   --             --          --                --
President and Chairman of the
Board of Directors

Jerry L. Busiere(2)              2000           --         --                   --             --          --                --
Secretary, Treasurer and         1999           --         --                   --             --          --                --
Director                         1998           --         --                   --             --          --                --

---------------------

(1) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999.
(2)   Mr. Busiere became Secretary, Treasurer and a Director in January 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The following table sets forth as of April 9, 2001, the names, addresses and stock ownership in our company for the current directors and named executive officers of our company and every person known to our company to own five percent (5%) or more of the issued and outstanding shares of the Common Stock:

                                                               SHARES
                                                            BENEFICIALLY          ACQUIRABLE
                            NAME AND ADDRESS                   OWNED:              WITHIN              PERCENTAGE
TITLE OF CLASS:           OF BENEFICIAL OWNER:                  (1)                60 DAYS:             OF CLASS:
---------------           --------------------              ------------           --------            ----------

Common             Earl T. Ingarfield(2)                         2,253,500                --               22.7%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236

Common             Jerry L. Busiere                                     --                 --                 --%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236

Common             All Officers and Directors as a               2,253,500                 --              22.7%
                   Group(2)

----------------------

(1) Based on 9,930,000 shares of Common Stock outstanding as of April 9, 2001.

(2) Includes all stock held by Mr. Ingarfield and Lido Capital Corporation, an entity in which Mr. Ingarfield is the sole owner, officer and director.

POTENTIAL CHANGE OF CONTROL

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      o LOANS. From time to time we have entered into related party transactions. The company has loaned money periodically to Lido Capital Corporation, an entity wholly owned by Mr. Ingarfield. As of April 9, 2001, our company has loaned Lido Capital Corporation, a total of $563,152.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

      (A)   EXHIBITS.
2.01            Stock Purchase Agreement dated                   Incorporated by reference to
                as of January 27, 2000 among our                 Exhibit 2.01 to our company's
                company, Lido Capital                            Registration Statement on Form
                Corporation, Eric P. Littman and                 10-SB filed with the Securities
                Dennis Sturm                                     and Exchange Commission on
                                                                 February 24, 2000.

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

15.01           Letter on Unaudited Interim                      Not Applicable.
                Financial Information

16.01           Letter on Change in Certifying                   Not Applicable.
                Accountant

18.01           Letter on Change in Accounting                   Not Applicable.
                Principles

21.01           Subsidiaries of our company                      Not Applicable.

23.01           Consent of Independent                           Provided herewith
                Accountants

24.01           Power of Attorney                                Not Applicable.

      (B)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2001                       USWEBACUTIONS, INC.

                                           By: /s/Jerry Busiere
                                               --------------------------------
                                                 Jerry Busiere, Secretary