Form 10QSB
period 2001-03-31
AUGUST PROJECT I CORP
filed 2001-05-23
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

      (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
         Act of 1934

                  For the quarterly period ended March 31, 2001

     |_| Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                               USWEBAUCTIONS, INC.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


Florida                                     65-0986953
-------                                     ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

22 South Links Avenue, Ste. 204,
Sarasota, Florida                          34236
----------------------------------         -----
(Address of Principal Executive            (Zip Code)
Offices)

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

     There were 9,680,100 shares of Common Stock outstanding as of May 15, 2001.

PART I


Financial Information.
----------------------


Item 1.    Financial Statements.
           --------------------

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                       ASSETS
                                                       ------
                                                                                      March 31,             December 31,
                                                                                        2001                    2000
                                                                                     -----------            ------------
                                                                                     (Unaudited)
CURRENT ASSETS

   Cash                                                                           $       --               $       --
                                                                                    --------------        -----------------
     Total Current Assets                                                                 --                       --
                                                                                    --------------        -----------------
OTHER ASSETS

   Note receivable - related party (Note 3)                                               --                  563,152
   Interest receivable - related party (Note 3)                                           --                   53,174
                                                                                    --------------        -----------------
     Total Other Assets                                                                   --                  616,326
                                                                                    --------------        -----------------
     TOTAL ASSETS                                                                 $       --              $   616,326
                                                                                    ==============        =================

                                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                               $     48,207           $     75,988
   Bank overdraft                                                                       12,958                 12,905
                                                                                    --------------       -----------------
     Total Current Liabilities                                                          61,165                 88,893
                                                                                    --------------       -----------------
STOCKHOLDERS' EQUITY

   Preferred stock authorized: 10,000,000 preferred shares
     at $0.001 par value; -0- shares issued and outstanding                               --                       --
   Common stock authorized: 50,000,000 common shares
     at $0.001 par value; 9,680,100 and 9,930,100 shares
     issued and outstanding, respectively                                                9,680                  9,930
   Capital in excess of par value                                                    1,102,345              1,164,595
   Stock subscription receivable                                                      (500,000)              (500,000)
   Deficit accumulated during the development stage                                   (673,190)              (147,092)
                                                                                  --------------       -----------------
     Total Stockholders' Equity                                                        (61,165)               527,433
                                                                                  --------------       -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       --            $    616,326
                                                                                  ==============       =================

    The accompanying notes are an integral part of these financial statements

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                   From
                                                                   For the                       Inception on
                                                              Three Months Ended                   July 10,
                                                                  March 31,                      1997 Through
                                                       -------------------------------            March 31,
                                                          2001                  2000                2001
                                                          ----                  ----                ----

REVENUES                                               $       --         $        --    $            --

EXPENSES

   Bad debt                                                23,333                  --             23,333
   General and administrative                             502,765              25,000            703,031
                                                        ---------              ------            -------

     Total Expenses                                       526,098              25,000            726,364
                                                        ---------              ------            -------
LOSS FROM OPERATIONS                                     (526,098)            (25,000)          (726,364)
                                                        ---------              ------            -------
OTHER INCOME

   Interest income                                             --                  --             53,174
                                                        ---------              ------            -------
     Total Other Income                                        --                  --             53,174
                                                        ---------              ------            -------
NET LOSS                                              $  (526,098)        $   (25,000)          (673,190)
                                                      ===========         ============          =========

BASIC LOSS PER SHARE                                  $     (0.05)        $     (0.01)
                                                      ===========         ============
WEIGHTED AVERAGE NUMBER OF
   SHARES                                               9,930,000           5,000,000
                                                      ===========         ============

    The accompanying notes are an integral part of these financial statements

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception on July 10, 1997 Through March 31, 2001

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                   Common Stock                  Additional         Stock          During the
                                            --------------------------           Paid-In         Subscription      Development
                                            Shares              Amount           Capital          Receivable          Stage
                                            ------              ------           -------          ----------          -----

Balance at inception on July 10, 1997               --       $       --         $       --        $       --       $        --

Common stock issued for services             5,000,000            5,000             (3,000)               --                --

Net loss from inception on July 10, 1997
   to December 31, 1997                             --               --                 --                --            (2,000)
                                            -----------       -----------       -----------        -----------      -----------
Balance, December 31, 1997                   5,000,000            5,000             (3,000)               --            (2,000)

Net loss for the year ended
   December 31, 1998
                                                    --               --                 --                --                --
                                            -----------       -----------       -----------        -----------      -----------
Balance, December 31, 1998                   5,000,000            5,000             (3,000)               --            (2,000)

Net loss for the year ended
   December 31, 1999
                                                    --               --                 --                --                --
                                            -----------       -----------       -----------        -----------      -----------
Balance, December 31, 1999                   5,000,000            5,000             (3,000)               --            (2,000)

Common stock issued for cash at
   $0.25 per share on June 10, 2000          3,060,000            3,060            761,940          (500,000)               --

Common stock issued for cash at $0.25
   per share on September  21, 2000
                                             1,800,000            1,800            448,200                --                --

Stock offering costs                                --               --            (60,000)               --                --

Common stock issued for cash at $0.25
   per share on October 19, 2000
                                                50,100               50             12,475                --                --
Common stock issued for cash at
   $0.25 per share on October 31, 2000
                                                20,000               20              4,980                --                --
Net loss for the year ended
   December 31, 2000
                                                    --               --                 --                --          (145,092)
                                            -----------       -----------       -----------        -----------      -----------
Balance, December 31, 2000                   9,930,100           $9,930         $1,164,595         $(500,000)        $(147,092)


    The accompanying notes are an integral part of these financial statements




                              USWEBAUCTIONS, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
             From Inception on July 10, 1997 Through March 31, 2001


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                   Common Stock                  Additional         Stock          During the
                                            --------------------------           Paid-In         Subscription      Development
                                            Shares              Amount           Capital          Receivable          Stage
                                            ------              ------           -------          ----------          -----

Balance, December 31, 2000                  9,930,100        $   9,930          $1,164,595        $   (500,000)      $  (147,092)

Cancellation of stock at $2.00 per
   share on March 31, 2001 (unaudited)       (250,000)            (250)            (62,250)                 --                --

Net loss for the three months
   ended March 31, 2001 (unaudited)                --               --                  --                  --          (526,098)
                                           -----------      -----------         -----------         -----------       -----------

Balance, March 31, 2001 (unaudited)           9,680,100        $   9,680        $1,102,345       $   (500,000)       $  (673,190)
                                           ===========      ===========         ===========         ===========       ===========




















    The accompanying notes are an integral part of these financial statements

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                       From
                                                                                              For the              Inception on
                                                                                      Three Months Ended           July 10,
                                                                                          March 31,              1997 Through
                                                                              ----------------------------         March 31,
                                                                               2001              2000               2001
                                                                               ----              ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $ (526,098)     $    (25,000)      $   (673,190)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Issuance of stock for services                                               --                --              2,000
       Decrease in notes payable for services rendered                         440,926                --            440,926
     Changes in operating assets and liability accounts:
       (Increase) decrease in interest receivable                               53,174                --                 --
       Increase in bank overdraft                                                   53                --             12,958
       Increase (decrease) in accounts payable                                  31,945                --            107,933
                                                                           -----------            ---------         -------

         Net Cash (Used) by Operating Activities                                    --           (25,000)          (109,373)
                                                                           -----------            ---------         -------
CASH FLOWS FROM INVESTING ACTIVITIES                                                --                --                 --
                                                                           -----------            ---------         -------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash loaned on notes receivable - related party                                  --                --           (707,152)
   Cash received on notes receivable - related party                                --            25,000            144,000
   Stock offering costs                                                             --                --            (60,000)
   Issuance of stock for cash                                                       --                --            732,525
                                                                           -----------            ---------         -------
     Net Cash Provided by Financing Activities                                      --            25,000            109,373
                                                                           -----------            ---------         -------
NET INCREASE (DECREASE) IN CASH                                                     --                --                 --

CASH AT BEGINNING OF PERIOD                                                         --                --                 --
                                                                           -----------            ---------         -------
CASH AT END OF PERIOD                                                       $       --      $         --        $        --
                                                                           ===========      ===============     ===========

CASH PAYMENTS FOR:

   Income taxes                                                             $       --      $         --       $         --
   Interest                                                                 $       --      $         --                 --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                         $       --                --       $      2,000
   Stock subscription receivable                                            $       --                --       $    500,000
   Cancellation of common stock                                             $   62,500      $         --       $     62,500
   Payment of accounts receivable by related parties                        $   57,726      $         --       $     59,726


    The accompanying notes are an integral part of these financial statements


                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

b.         Provision for Taxes

               No provision for federal income taxes has been made at March 31, 2001 due to accumulated operating losses. The minimum state franchise tax has been accrued.

               The Company has accumulated approximately $670,000 of net operating losses as of March 31, 2001, which may be used to reduce taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards of $670,000.

               In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards of $670,000 have been offset by a valuation allowance of the same amount.

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

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.         Basic Loss per Share

               The following is an  illustration  of the  reconciliation  of the
               numerators  and   denominators   of  the  basic  loss  per  share
               calculation:

                                                                                      For the
                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                      ---------
                                                                               2000              2001
                                                                               ----              ----
                                                                            (Unaudited)      (Unaudited)

                 Net loss (numerator)                                     $  (526,098)     $    (25,000)

                 Weighted average shares outstanding (denominator)          9,930,000         5,000,000
                                                                          -----------      ------------

                 Basic loss per share                                     $     (0.05)     $      (0.01)
                                                                          ===========      ============



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

NOTE 3 -   RELATED PARTY TRANSACTION

               In September 2000, the Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of common stock. All of these proceeds were loaned to Lido Capital Corporation, which is owned and controlled by Earl T. Ingarfield, the president of the Company. The loan to Lido Capital Corporation was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido Capital Corporation repaid a portion of this loan by tendering 250,000 shares of common stock to the Company. The remaining portion of the loan was repaid in the form of consulting services provided by Lido Capital Corporation in connection with the proposed merger with A-1 Cellular, Inc.

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

               On March 31, 2001, the Company canceled 250,000 shares of common stock valued at $0.25 per share and reduced accounts receivables from related parties.

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

Overview

     We are a development stage company that has had no operations or income since our inception in 1997. We were incorporated in the State of Florida on July 10, 1997 as August Project 1 Corp. We were formed for the sole purpose of acquiring or merging with an operating company. On January 27, 2000, Lido Capital Corporation, a Florida corporation ("Lido"), purchased 97.3% of the then-outstanding common stock of our company from Eric Littman, our controlling shareholder at the time. As previously reported, in April 2000, we acquired by merger USWebauctions, Inc. ("USWA"), in which our company adopted the same name. On July 13, 2000, the acquisition was rescinded.

     Since the rescission, we have been active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 5, 2001, our company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business. This transaction is subject to a number of contingencies, including completion of due diligence reviews by all parties and negotiation of the transaction documents. There can be no assurance that we will successfully consummate this merger transaction or negotiate the definitive transaction documents on terms favorable to our company. We have been in the development stage since inception and have undertaken limited business operations to date. As such, we are considered a "shell" corporation, as our principal purpose is to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

     Balance Sheet. At March 31, 2001, we had total assets of approximately $0 and had current liabilities of approximately $61,165.

     Income Statement. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees.

For the quarter ended March 31, 2001, we recorded approximately $502,765 in general and administrative expenses. For the quarter ended March 31, 2001, our net loss was approximately $526,098.

Plan of Operation

     Cash Requirements. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of March 31, 2001, we had cash-on-hand of $0. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our company stock. We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. See "Changes in Securities and Use of Proceeds." All of these proceeds were loaned to Lido Capital Corporation, which is owned and controlled by Earl T. Ingarfield, the president of our company. The loan to Lido Capital Corporation was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2000, Lido Capital Corporation repaid a portion of this loan by tendering 250,000 shares of common stock to the company. The remaining portion of the loan was repaid in the form of consulting services provided by Lido Capital Corporation in connection with the proposed merger with A-1 Cellular, Inc.

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

Other Information.
------------------

Item 1.    Legal Proceedings.
           -----------------

     We are not aware of any legal proceedings involving our company.


Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

     (a), (b), (c) and (d) None.


Item 3.    Defaults Upon Senior Securities.
           -------------------------------

     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

     Not applicable.

Item 5.    Other Information.
           -----------------

     Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------
(a)  Exhibits.

   Exhibit
     No.        Description                                      Location
     ---        -----------                                      --------

      2.01   Stock Purchase  Agreement  dated as      Incorporated    by   reference   to
             of  January   27,  2000  among  our      Exhibit   2.01  to  our   company's
             company,  Lido Capital Corporation,      Registration   Statement   on  Form
             Eric P. Littman and Dennis Sturm         10-SB filed with the Securities and
                                                      Exchange Commission on February 24,
                                                      2000.

      2.02   Stock Purchase  Agreement  dated as      Incorporated    by   reference   to
             of  April  10,   2000,   among  our      Exhibit   2.02  to  our   company's
             company,  USWEBAUCTIONS,  Inc., Jon      Current  Report  on Form 8-K  filed
             Kochevar, and John Allen                 with the  Securities  and  Exchange
                                                      Commission on May 26, 2000.



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

      2.04   Rescission   Agreement  and  Mutual      Incorporated    by   reference   to
             Release  dated as of July 13,  2000      Exhibit   2.01  to  our   company's
             among our  company,  Jon  Kochevar,      Current  Report  on Form 8-K  filed
             and John Allen                           with the  Securities  and  Exchange
                                                      Commission.

     3.01    Articles of Incorporation  filed on      Incorporated    by   reference   to
             July  10,  1997  with  the  Florida      Exhibit   3.01  to  our   company's
             Secretary of State                       Registration   Statement   on  Form
                                                      10-SB filed with the Securities and
                                                      Exchange Commission on February 24,
                                                      2000.

     3.02   Articles of  Amendment  to Articles       Incorporated    by   reference   to
            of Incorporation                          Exhibit   3.02  to  our   company's
                                                      Registration   Statement   on  Form
                                                      10-SB filed with the Securities and
                                                      Exchange Commission on February 24,
                                                      2000.

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

     4.01   Instruments  defining the rights of       Not applicable.
            holders, incl. indentures

    10.01   Material Contracts                        Not applicable.

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

    23.01   Consent of Independent Accountants        Not applicable.

    24.01   Power of Attorney                         Not applicable.

    27.01   Financial Data Schedule                   Not applicable.

    (b)     REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the quarterly  period ended
            March 31, 2001.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 23, 2001                    USWEBAUCTIONS, INC.



                                           By: /s/ Jerry L. Busiere
                                               -----------------------------
                                                 Jerry L. Busiere, Secretary