Form 10QSB
period 2001-06-30
AUGUST PROJECT I CORP
filed 2001-08-20
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

        (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                         For the quarterly period ended JUNE 30, 2001

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

        There were 9,751,100 shares of Common Stock outstanding as of August 17, 2001.

PART I


FINANCIAL INFORMATION.


ITEM 1. FINANCIAL STATEMENTS.

                               USWEBAUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                        USWEBAUCTIONS, INC.
                                   (A Development Stage Company)
                                          Balance Sheets


                                              ASSETS

                                                                   June 30,         December 31,
                                                                     2001               2000
                                                                     ----               ----
                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                         $            -     $             -
                                                                 -------------      --------------
      Total Current Assets                                                   -                   -
                                                                 -------------      --------------

OTHER ASSETS

   Note receivable - related party (Note 3)                                  -             563,152
   Interest receivable - related party (Note 3)                              -              53,174
                                                                 -------------      --------------
      Total Other Assets                                                     -             616,326
                                                                 -------------      --------------
TOTAL ASSETS                                                    $            -     $       616,326
                                                                 -------------      --------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $       65,181    $         75,988
   Bank overdraft                                                            8              12,905
                                                                 -------------      --------------
      Total Current Liabilities                                         65,189              88,893
                                                                 -------------      --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares at
      $0.001 par value; -0- shares issued and outstanding                    -                   -
   Common stock authorized: 50,000,000 common shares at
      $0.001 par value; 9,751,100 and 9,930,100 shares issued
      and outstanding, respectively                                      9,751               9,930
   Capital in excess  of par value                                   1,119,999           1,164,595
   Stock subscription receivable                                      (500,000)           (500,000)
   Deficit accumulated during the development stage                   (694,939)           (147,092)
                                                                 -------------      --------------
      Total Stockholders' Equity (Deficit)                             (65,189)            527,433
                                                                 -------------      --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $            -     $       616,326
                                                                 =============      ==============

            The accompanying notes are an integral part of these financial statements.

                                          USWEBAUCTIONS, INC.
                                     (A Development Stage Company)
                                        Statements of Operations
                                              (Unaudited)



                                                                                              From
                                                                                          Inception on
                                              For the                    For the          July 10, 1997
                                         Six Months Ended          Three Months Ended        Through
                                             June 30,                   June 30,            June 30,
                                        ------------------          -----------------       --------
                                        2001          2000          2001         2000         2001
                                     ------------  ------------  ----------- ------------  ------------
 REVENUES                            $          -   $         -   $            $        -   $         -

 EXPENSES

    Bad debt                               23,333             -            -            -        23,333
    General and administrative            524,514        72,828       21,749       97,828       724,780
                                     ------------   -----------   ----------   ----------   -----------
       Total Expenses                     547,847        72,828       21,749       97,828       748,113
                                     ------------   -----------   ----------   ----------   -----------
 OTHER INCOME

    Interest income                             -           580            -          580        53,174
                                     ------------   -----------   ----------   ----------   -----------
       Total Other Income                       -           580            -          580        53,174
                                     ------------   -----------   ----------   ----------   -----------
 NET LOSS                            $   (547,847)  $   (72,248)  $  (21,749)  $  (97,248)  $  (694,939)
                                     ============   ===========   ==========   ==========   ===========
 BASIC LOSS PER SHARE                $      (0.06)  $     (0.01)  $    (0.06)  $    (0.02)
                                     ============   ===========   ==========   ==========
 WEIGHTED AVERAGE NUMBER OF SHARES      9,715,550     5,672,572    9,715,550    5,336,264
                                     ============   ===========   ==========   ==========

              The accompanying notes are an integral part of these financial statements.

                                            USWEBAUCTIONS, INC.
                                       (A Development Stage Company)
                                    Statements of Stockholders' Equity
                           From Inception on July 10, 1997 Through June 30, 2001



                                                                                                Deficit
                                                                                              Accumulated
                                                Common Stock        Additional     Stock      During the
                                             -------------------     Paid-in    Subscription  Development
                                             Shares       Amount     Capital     Receivable      Stage
                                             ------       ------     -------     ----------      -----
Balance at inception on July 10, 1997                -    $      -  $      -     $        -    $      -

Common stock issued for services             5,000,000       5,000     (3,000)             -           -

Net loss from inception on July 10, 1997
   to December 31, 1997                              -           -          -              -      (2,000)
                                             ---------    --------   --------    -----------   ---------
Balance, December 31, 1997                   5,000,000       5,000     (3,000)             -      (2,000)

Net loss for the year ended December 31,
   1998                                              -           -           -             -           -
                                             ---------    --------   --------    -----------   ---------
Balance, December 31, 1998                   5,000,000       5,000     (3,000)             -      (2,000)

Net loss for the year ended December 31,
   1999                                              -           -           -             -           -
                                             ---------    --------   --------    -----------   ---------
Balance, December 31, 1999                   5,000,000       5,000     (3,000)             -      (2,000)

Common stock issued for cash at $0.25
   per share on June 10, 2000                3,060,000       3,060    761,940       (500,000)          -

Common stock issued for cash at $0.25
   per share on September 21, 2000           1,800,000       1,800    448,200              -           -

Stock offering costs                                 -           -    (60,000)             -           -

Common stock issued for cash at $0.25
   per share on October 19, 2000                50,100          50     12,475              -           -

Common stock issued for cash at $0.25
   per share on October 31, 2000                20,000          20      4,980              -           -

Net loss for the year ended December 31,
   2000                                              -           -           -             -    (145,092)
                                             ---------    -------- ----------    -----------   ---------
Balance, December 31, 2000                   9,930,100    $  9,930 $1,164,595    $  (500,000)  $(147,092)
                                             =========    ======== ==========    ===========   =========

                The accompanying notes are an integral part of these financial statements.

                                            USWEBAUCTIONS, INC.
                                       (A Development Stage Company)
                              Statements of Stockholders' Equity (Continued)
                           From Inception on July 10, 1997 Through June 30, 2001


                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock         Additional     Stock      During the
                                           -------------------      Paid-in    Subscription  Development
                                           Shares       Amount      Capital     Receivable      Stage
                                           ------       ------      -------     ----------      -----
Balance, December 31, 2000               9,930,100       $9,930    $1,164,595    $  (500,000) $ (147,092)

Cancellation of stock at $2.00 per
   share on March 31, 2001
   (unaudited)                            (250,000)        (250)      (62,250)            -            -

Common stock issued for services at
   $0.25 per share on April 1, 2001         70,900           71        17,654             -            -

Net loss for the six months ended
   June 30, 2001 (unaudited)                     -            -             -             -     (547,847)
                                         ---------       ------    ----------    -----------   ---------
Balance, June 30, 2001 (unaudited)       9,751,000       $9,751    $1,119,999    $  (500,000)  $(694,939)
                                         =========       ======    ==========    ===========   =========


                The accompanying notes are an integral part of these financial statements.

                                            USWEBAUCTIONS, INC.
                                       (A Development Stage Company)
                                         Statements of Cash Flows
                                                (Unaudited)

                                                                                                               From Inception on
                                                                                 For the                         July 10, 1997
                                                                             Six Months Ended                       Through
                                                                                 June 30,                           June 30,
                                                                   ---------------------------------     ---------------------------
                                                                       2001               2000                       2001
                                                                   ---------------   ---------------     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                     $     (547,847)    $      (25,000)      $        (694,939)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
         Issuance of stock for services                                   17,725                  -                  19,725
         Decrease in notes payable for services rendered                 440,926                  -                 440,926
     Changes in operating assets and liability accounts:
         (Increase) decrease in interest receivable                       53,174                  -                       -
         Decrease in bank overdraft                                      (12,897)                 -                       8
         Increase (decrease) in accounts payable                          48,919                  -                 124,907
                                                                   -------------           --------         ---------------
             Net Cash (Used) by Operating Activities                           -            (25,000)               (109,373)
                                                                   -------------           --------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                           -                  -                       -
                                                                   -------------           --------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Cash loaned on notes receivable - related party                           -                  -                (707,152)
     Cash received on notes receivable - related party                         -             25,000                 144,000
     Stock offering costs                                                      -                  -                 (60,000)
     Issuance of stock for cash                                                -                  -                 732,525
                                                                   -------------           --------         ---------------
             Net Cash Provided by Financing Activities                         -             25,000                 109,373
                                                                   -------------           --------         ---------------
NET INCREASE (DECREASE) IN CASH                                                -                  -                       -

CASH AT BEGINNING OF PERIOD                                                    -                  -                       -
                                                                   -------------           --------         ---------------
CASH AT END OF PERIOD                                           $                    $                     $              -
                                                                   =============           ========         ===============
CASH PAYMENTS FOR:

     Income taxes                                               $              -     $           -         $              -
     Interest                                                   $              -     $           -         $              -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services                           $         17,725     $           -         $          2,000
     Stock subscription receivable                              $              -     $           -         $        500,000
     Cancellation of common stock                               $         62,500     $           -         $         62,500
     Payment of accounts receivable by related parties          $         59,726     $           -         $         59,726

                     The accompanying notes are an integral part of these financial statements.

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


b.  PROVISION FOR TAXES

               No provision for federal income taxes has been made at June 30, 2001 due to accumulated operating losses.

               The Company has accumulated approximately $695,000 of net operating losses as of June 30, 2001, which may be used to reduce taxable income and income taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

               In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards of $695,000 have been offset by a valuation allowance of the same amount.


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

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.  BASIC LOSS PER SHARE

               The following is an  illustration  of the  reconciliation  of the
               numerators  and   denominators   of  the  basic  loss  per  share
               calculation:

                                                                                          For the
                                                                                       Six Months Ended
                                                                                        June 30, 2001
                                                                            ---------------------------------------
                                                                               2001                     2000
                                                                            ----------------      -----------------
                                                                              (Unaudited)            (Unaudited)
               Net loss (numerator)                                          $       (547,847)     $       (25,000)

               Weighted average shares outstanding (denominator)                    9,715,550            5,672,572
                                                                             -----------------     ----------------
               Basic loss per share                                          $          (0.06)     $         (0.01)

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

NOTE 3 -       CANCELLATION OF PROPOSED MERGER

               The Company's merger with USWEBAUCTIONS, INC. was rescinded. All of the shares issued have been canceled and returned.

                               USWEBAUCTIONS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 4 -       STOCK TRANSACTIONS

               On June 10, 2000, the Company issued 3,060,000 shares of common stock valued at $0.25 per share for cash. At December 31, 2000, the Company has received $761,940 and has a stock subscription receivable for $500,000.

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

               On April 4, 2001, the Company issued 70,900 shares of common stock valued at $0.25 per share for services.

NOTE 5 -       SUBSEQUENT EVENTS

               On July 12, 2001, USWebAuctions, Inc. (USWA) and A1 Cellular, Inc. signed a stock purchase agreement whereby USWA will issue 10,800,000 shares of its common stock in exchange for all of the outstanding common stock of A1 Cellular, Inc. Immediately prior to the Agreement and Plan of Merger, USWA had 2,000,000 post-split shares of common stock issued and outstanding. The acquisition will be accounted for as a recapitalization of A1 Cellular, Inc. because the shareholders of A1 Cellular, Inc. will control USWA after the acquisition. A1 Cellular, Inc. will be treated as the acquiring entity for accounting purposes and USWA will be the surviving entity for legal purposes. There will be no adjustment to the carrying value of the assets or liabilities of A1 Cellular, Inc., nor will there be any adjustment to the carrying value of the net assets of USWA. Costs associated with this transaction will be expensed as incurred. As of the date of the stock purchase agreement, USWA had authorized a reverse stock split of 1 for 4.84 shares. The reverse stock split has not ocurred as of the date of this 10-QSB. It is anticipated that the total shares of USWA outstanding prior to the merger will be 2,000,000 shares of common stock. Subsequent to the merger, there will be 12,800,000 shares of common stock outstanding.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

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

         On July 12, 2001, our company entered into a Stock Purchase Agreement with A1 Cellular, Inc., an operating business. This transaction is subject to a number of contingencies, including the filing and effectiveness of a registration statement to be filed by our company. Prior to the closing of this transaction, our company intends to perform a reverse stock split of 1 for 4.84 shares of our common stock. Pursuant to the Stock Purchase Agreement, our company will issue 10,800,000, post-split shares of our common stock for all of the outstanding common stock of A1 Cellular, Inc. Current shareholders of our company will own 2,000,000 post-split shares of our company's common stock. This will represent 15.6% of the then-issued and outstanding shares of our company's common stock. Upon the successful consummation of this transaction, A1 Cellular, Inc. will be treated as the acquiring entity for accounting purposes and USWebauctions will be the surviving entity for legal purposes. There can be no assurance that we will successfully consummate this merger transaction.

         We have been in the development stage since inception and have undertaken limited business operations to date. As such, to date we have been considered a "shell" corporation, as our principal purpose has been to locate and consummate a merger or acquisition with a private entity. We have limited cash and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern.
Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. Further, there can be no assurance that we will have the ability to successfully consummate the acquisition of A1 Cellular, Inc. or that upon the consummation of the acquisition of A1 Cellular, Inc., that will be of material value to us. In addition, in the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc., there can be no assurance that we will have the ability to acquire or merge with another operating business, business opportunity or property that will be of material value to us.

         Our company currently classifies as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

        Any  business  combination  or  transaction  that  we  may  enter  into, including  the  acquisition  of A1  Cellular,  Inc.,  will  likely  result  in a significant issuance of stock and substantial dilution to our present shareholders. A business combination or transaction may result in our shareholders losing a controlling interest in our company.

        BALANCE SHEET. At June 30, 2001, we had total assets of approximately $0 and had current liabilities of approximately $65,189.

        INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the three months and six months ended June 30, 2001, we recorded approximately $21,749 and $524,514, respectively, in general and administrative expenses. For the three months and six months ended June 30, 2001, our net loss was approximately $21,749 and $547,847, respectively.

PLAN OF OPERATION

         CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of June 30, 2001, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our company stock. We will need to raise additional capital to fund our business operations and to develop our company's business strategy for the next twelve months and beyond. See "Changes in Securities and Use of Proceeds." All of these proceeds were loaned to Lido Capital Corporation, which is owned and controlled by Earl T. Ingarfield, the president of our company. The loan to Lido Capital Corporation was unsecured, due on demand, and is to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido Capital Corporation repaid a portion of this loan by tendering 250,000 shares of common stock to our company. The remaining portion of the loan was repaid in the form of consulting services provided by Lido Capital Corporation in connection with proposed merger with A1 Cellular, Inc.

        Our existing cash resources, including cash loaned to related parties, are anticipated to satisfy our cash requirements for twelve (12) months unless an acquisition is consummated sooner. In such event, additional cash resources may be required to fund the operations of the acquired business.

        Our company intends to register these securities (approximately 1,800,000 shares of common stock) and any additional securities sold by our company with the Securities and Exchange Commission as soon as reasonably practicable. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline."

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

        BECAUSE WE HAVE NO OPERATIONS OUR FUTURE BUSINESS OPPORTUNITIES ARE HIGHLY SPECULATIVE

        The success of our proposed plan of operation will be highly dependent on any business operations of A1 Cellular, Inc., a company which itself has had limited operations to date. There can be no assurance that we will be successful in consummating the acquisition of A1 Cellular, Inc. You should consider the likelihood of our future success to be highly speculative in view of our lack of operating history, as well as the limited operating history of A1 Cellular, Inc. Our inability to acquire A1 Cellualr, Inc. or another operating business in a timely manner or at all could cause a decline in our stock price.

        WE MAY NOT BE ABLE TO IDENTIFY A BUSINESS OPPORTUNITY DUE TO THE SCARCITY OF AND COMPETITION FOR SUCH BUSINESS OPPORTUNITIES

        In the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc., we will need to identify an alternative operating business, business opportunity or property. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of a relatively small number of suitable business opportunities. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination in the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc. Additional competition for suitable business opportunities comes from other public "shell" companies, similar to our company. In the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc., our inability to identify and combine with a suitable alternative business opportunity could cause a decline in our stock price, and you could lose money.

        OUR MANAGEMENT IS EXPECTED TO EXERT SIGNIFICANT INFLUENCE OVER THE DIRECTION OF OUR COMPANY AND WILL DEVOTE A LIMITED AMOUNT OF TIME TO THE PRESENT BUSINESS OF THE COMPANY

        Through their stock ownership, management will be able to exert significant influence over the direction of our company and our business opportunities. None of our officers has entered into a written employment agreement with our company, and none is expected to do so in the future. We do not maintain any key man life insurance. Management is expected to devote about ten hours per month to the present business of our company. Despite these factors, the loss of the services of these individuals, particularly Earl T. Ingarfield, will jeopardize our ability to consummate the acquisition of A1 Cellular, Inc. and jeopardize our ability to continue operations. In the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc., management's ability to identify a suitable business opportunity will be limited. Any of these outcomes would likely cause our stock price to decline.

        MANAGEMENT MAY PARTICIPATE IN BUSINESS DEALINGS WHICH COMPETE WITH OUR COMPANY

        Management may in the future participate in business dealings which compete with the operations of our company. This may include the formation of other public "shell" companies, in which event, management will be able to choose which public "shell" company should acquire or merge with an identified business opportunity. If our company successfully consummates the acquisition of A1 Cellular, Inc. or acquires or merges with any other business opportunity, then management may have or develop other business dealings which compete with the operations of A1 Cellular, Inc. or any other business opportunity that may merge with our company. This may make it more difficult for our company to successfully consummate the acquisition of A1 Cellular, Inc. or identify other business opportunities or materially harm the operations of such business opportunities. These events, if realized, may cause our stock price to decline.

        HOLDERS OF OUR STOCK SHOULD EXPECT A CHANGE IN CONTROL UPON THE CONSUMMATION OF THE ACQUISITION OF A1 CELLULAR, INC.

        If we are able to consummate the acquisition of A1 Cellular, Inc., we expect to issue shares of stock to the shareholders of A1 Cellular, Inc. This stock issuance will result in the shareholders of A1 Cellular, Inc. obtaining a controlling interest in our company. The acquisition of A1 Cellular, Inc. by our company will require our management to resign as officers and directors. This change of control after the successful consummation of the acquisition of A1 Cellular, Inc. would preclude current management's participation in the future affairs of our company.

        HOLDERS  OF  OUR  STOCK  WILL  BE  DILUTED  UPON   CONSUMMATION  OF  THE
        ACQUISITION OF A1 CELLULAR, INC. OR OTHER BUSINESS COMBINATION, IF ANY

         Upon consummation of the acquisition of A1 Cellular, Inc. or other business combination, if any, we expect to issue new stock to the shareholders of the target business. Prior to the closing of the acquisition of A1 Cellular, Inc., our company intends to perform a reverse stock split of 1 for 4.84 shares of common stock. Pursuant to the agreement with A1 Cellular, Inc., our company will issue 10,800,000 post-split shares of our common stock for all of the outstanding common stock of A1 Cellular, Inc. Current shareholders of our company will own 2,000,000 post-split shares of our company's common stock. This will represent 15.6% of the then-issued and outstanding shares of our Company's common stock. Accordingly, if the price of our stock does not increase by a corresponding amount, the value of the shareholders stock may decline.

        THERE ARE DISADVANTAGES OF A BLANK CHECK OFFERING

        We may enter into a business combination, including the acquisition of A1 Cellular, Inc., with an entity that desires to establish a public trading market for its stock. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences include time delays of the registration process, significant expenses incurred in such undertaking or loss of voting control to public shareholders. You should consider these motivations in determining whether to become a shareholder in our company.

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

        SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

        We intend to file a registration statement on behalf of certain shareholders with the Securities and Exchange Commission as soon as reasonably practicable after the consummation of the acquisition of A1 Cellular, Inc., or in the event that we are unable to successfully consummate the acquisition of A1 Cellular, Inc., after the consummation of a transaction with an alternative operating company. This registration statement will permit such shareholders to freely sell their shares of common stock into the open market. Such sales without corresponding demand may cause our stock price to decline.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a), (b) and (d)     None.

        (c)    SALES OF UNREGISTERED SECURITIES.

         On April 1, 2001, our company issued 70,900 shares of our common stock at a price of $0.25 per share for services.

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

    2.02      Stock Purchase Agreement dated as of April 10,   Incorporated by reference to Exhibit 2.02 to our
              2000, among our company, USWEBAUCTIONS, Inc.,    company's Current Report on Form 8-K filed with
              Jon Kochevar, and John Allen                     the Securities and Exchange Commission on May 26,
                                                               2000.




  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

    2.03      Articles of Merger dated as of April 21, 2000    Incorporated by reference to Exhibit 2.03 to our
              of USWEBAUCTIONS, Inc. into our company,         company's quarterly report on Form 10-QSB filed
              together with the Plan of Merger                 with the Securities and Exchange Commission on
                                                               August 21, 2000.

    2.04      Rescission Agreement and Mutual Release dated    Incorporated by reference to Exhibit 2.01 to our
              as of July 13, 2000 among our company, Jon       company's Current Report on Form 8-K filed with
              Kochevar, and John Allen                         the Securities and Exchange Commission.

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

    4.01      Instruments defining the rights of holders,      Not applicable.
              incl. indentures

   10.01      Stock Purchase Agreement, dated July 12, 2001    Provided herewith.
              between our company, A1 Cellular, Inc., Earl
              T. Ingarfield, David Gooden and Beverly I.
              Gooden

   11.01      Statement re: Computation of Earnings            Not Applicable.

   15.01      Letter on Unaudited Interim Financial            Not Applicable.
              Information

   16.01      Letter on Change in Certifying Accountant        Not Applicable.

   18.01      Letter on Change in Accounting Principles        Not Applicable.

   21.01      Subsidiaries of our company                      Not Applicable.

   23.01      Consent of Independent Accountants               Not Applicable.

   24.01      Power of Attorney                                Not Applicable.

   27.01      Financial Data Schedule                          Not Applicable.


(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarterly period ended June 30, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 20, 2001                USWEBAUCTIONS, INC.


                                       By: /s/ Earl T. Ingarfield
                                           -------------------------------------
                                               Earl T. Ingarfield, President