Form 10QSB/A
period 2001-03-31
AUGUST PROJECT I CORP
filed 2003-09-11
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

                    FLORIDA                                  65-0986953
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
               or Organization)                                No.)

4333 SOUTH TAMIAMI TRAIL, SUITE F, SARASOTA,                    34231
--------------------------------------------                    -----
                    FLORIDA                                   (Zip Code)
                    -------
  (Address of Principal Executive Offices)

                                 (941) 914-4638
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                               -------------------
                             (Issuer's Former Name)


22 SOUTH LINKS AVENUE, SUITE 204, SARASOTA,                     34236
------------------------------------------                      -----
                   FLORIDA                                    (Zip Code)
                   -------
          (Issuer's Former Address)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has
been subject to such filing requirements for the past 90 days. Yes [ ]   No [X]

     There were 1,135,672,000 shares of Common Stock outstanding as of September 4, 2003.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             ALLIANCE TOWERS, INC.
                         (FORMERLY, USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          RESTATED FINANCIAL STATEMENTS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                  March 31,      December 31,
                                                    2001            2000
                                                --------------  --------------
                                                 (Restated)
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                          $            -  $            -
                                                --------------  --------------

    Total Current Assets                                     -               -
                                                --------------  --------------
OTHER ASSETS

  Note receivable - related
   party (Note 3)                                      45,825         563,152
  Interest receivable - related
   party (Note 3)                                           -          53,174
                                                --------------  --------------

    Total Other Assets                                  45,825         616,326
                                                --------------  --------------

    TOTAL ASSETS                                $       45,825  $      616,326
                                                ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

  Accounts payable                              $       48,207  $       75,988
  Bank overdraft                                        12,958          12,905
  Note payable related party (Note 3)                   50,000               -
                                                --------------- --------------

    Total Current Liabilities                          111,165          88,893
                                                --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
   preferred shares at $0.001 par value;
   -0- shares issued and outstanding                         -               -
  Common stock authorized: 5,000,000,000
   common shares at $0.001 par value;
   117,012,000 and 119,161,200 shares
   issued and outstanding, respectively                117,012         119,161
  Additional paid-in capital                         1,012,738       1,055,364
  Stock subscription receivable                       (426,250)       (500,000)
  Deficit accumulated during the development
   stage                                              (768,840)       (147,092)
                                                --------------  --------------

    Total Stockholders' Equity (Deficit)               (65,340)        527,433
                                                --------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $       45,825  $      616,326
                                                ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                     From
                                          For the                Inception on
                                     Three Months Ended            July 10,
                                          March 31               1997 Through
                                -----------------------------      March 31
                                    2001             2000            2001
                                ------------     ------------    ------------
                                   (Restated)                     (Restated)

REVENUES                        $           -  $          -  $          -

EXPENSES

  Bad debt                            480,550             -       480,550
  General and administrative          141,198        25,000       341,464
                                -------------  ------------  ------------

    Total Expenses                    621,748        25,000       822,014
                                -------------  ------------  ------------

LOSS FROM OPERATIONS                 (621,748)      (25,000)     (822,014)
                                -------------  ------------  ------------

OTHER INCOME

  Interest income                           -             -        53,174
                                -------------  ------------  ------------

    Total Other Income                      -             -        53,174
                                -------------  ------------  ------------

NET LOSS                        $    (621,748) $    (25,000) $   (768,840)
                                =============  ============  ============

BASIC LOSS PER SHARE            $       (0.01) $      (0.00)
                                =============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES                           120,744,648    60,000,000
                                =============  ============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception on July 10, 1997 Through March 31, 2001

                                                                                                  Deficit
                                                                                                Accumulated
                                              Common Stock          Additional       Stock       During the
                                      ---------------------------     Paid-in     Subscription   Development
                                          Shares        Amount        Capital      Receivable       Stage
                                      -------------  ------------  -------------  ------------  -------------
                                        (Restated)    (Restated)     (Restated)    (Restated)    (Restated)
Balance at inception on July 10, 1997             -  $          -  $           -  $          -  $           -

Common stock issued for services         60,000,000        60,000        (58,000)            -              -

Net loss from inception on July 10,
 1997 to December 31, 1997                        -             -              -             -         (2,000)
                                      -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1997               60,000,000        60,000        (58,000)            -         (2,000)

Net loss for the year ended
 December 31, 1998                                -             -              -             -              -
                                      -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1998               60,000,000        60,000        (58,000)            -         (2,000)

Net loss for the year ended
 December 31, 1999                                -             -              -             -              -
                                      -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1999               60,000,000        60,000        (58,000)            -         (2,000)

Common stock issued for cash
 at $0.02 per share on June 10, 2000     36,720,000        36,720        728,280      (500,000)             -

Common stock issued for cash
 at $0.02 per share on September
 21, 2000                                21,600,000        21,600        428,400             -              -

Stock offering costs                              -             -        (60,000)            -              -

Common stock issued for cash
 at $0.02 per share on October 19,
 2000                                       601,200           601         11,924             -              -

Common stock issued for cash
 at $0.02 per share on October 31,
 2000                                       240,000           240          4,760             -              -

Net loss for the year ended
 December 31, 2000                                -             -              -             -       (145,092)
                                      -------------  ------------  -------------  ------------  -------------

Balance, December 31, 2000              119,161,200  $    119,161  $   1,055,364  $   (500,000) $    (147,092)
                                      -------------  ------------  -------------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
             From Inception on July 10, 1997 Through March 31, 2001

                                                                                                  Deficit
                                                                                                Accumulated
                                              Common Stock          Additional       Stock       During the
                                      ---------------------------     Paid-in     Subscription   Development
                                          Shares        Amount        Capital      Receivable       Stage
                                      -------------  ------------  -------------  ------------  -------------
                                        (Restated)    (Restated)     (Restated)    (Restated)    (Restated)
Balance, December 31, 2000             119,161,200   $    119,161  $   1,055,364  $   (500,000) $    (147,092)

Common stock issued for services
  to related parties at $0.02 per
  share on January 11, 2001
  (unaudited)                            3,540,000          3,540         70,210             -              -

Common stock issued for services
  to related parties at $0.02 per
  share on February 6, 2001
  (unaudited)                              850,800            851         16,874             -              -

Cancellation of stock at $0.02 per
  share on February 6, 2001
  (unaudited)                           (3,540,000)        (3,540)       (70,210)       73,750              -

Cancellation of stock from related
  parties at $0.02 per share on
  March 16, 2001 (unaudited)            (3,000,000)        (3,000)       (59,500)            -              -

Net loss for the three months ended
 March 31, 2001 (unaudited)                      -              -              -             -       (621,748)
                                      -------------  ------------  -------------  ------------  -------------

Balance, March 31, 2001 (unaudited)    117,012,000   $    117,012  $   1,012,738  $   (426,250) $    (768,840)
                                      =============  ============  =============  ============  =============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                     From
                                          For the                Inception on
                                     Three Months Ended            July 10,
                                          March 31               1997 Through
                                -----------------------------      March 31
                                    2001             2000            2001
                                ------------     ------------    ------------
                                   (Restated)                     (Restated)

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                      $   (621,748)    $    (25,000)   $   (768,840)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Issuance of stock for
    services                          91,475                -          93,475
    Bad debt                         480,550                -         480,550
  Changes in operating
   assets and liability
   accounts:
    (Increase) decrease in
     interest receivable                   -                -         (53,174)
    Increase in bank overdraft            53                -          12,958
    Increase (decrease) in
     accounts payable                (27,781)               -          48,207
                                ------------     ------------    ------------
      Net Cash Used by
       Operating Activities          (77,451)         (25,000)       (186,824)
                                ------------     ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                -               -
                                ------------     ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Cash loaned on notes
   receivable - related party              -               -         (707,152)
  Cash received on notes
   receivable - related party         27,451          25,000          171,451
  Proceeds from note payable -
   related party                      50,000               -           50,000
  Stock offering costs                     -               -          (60,000)
  Issuance of stock for cash               -               -          732,525
                                ------------     -----------     ------------

      Net Cash Provided by
       Financing Activities           77,451          25,000          186,824
                                ------------     -----------     ------------

NET INCREASE (DECREASE) IN CASH            -               -                -

CASH AT BEGINNING OF PERIOD                -               -                -
                                ------------     -----------     ------------

CASH AT END OF PERIOD           $          -     $         -     $          -
                                ============     ===========     ============

CASH PAYMENTS FOR:

  Income taxes                  $          -     $         -     $          -
  Interest                      $          -     $         -     $          -

SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

  Common stock issued for
   services                     $     91,475     $         -     $     93,475

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 -   RELATED PARTY TRANSACTIONS

           Note Receivable - Related Party
           -------------------------------

           On December 31, 2000, the Company had lent $563,152 to related parties and had accrued $29,841 in interest receivable. The related parties became insolvent or were incapable of repaying these amounts in full to the Company. By March 31, 2001, the Company had received $27,451 by way of payments made to the Company's creditors by a related party. The Company wrote-off, as bad debt, the interest receivable of $29,841 and $450,709 of the notes receivable. The remaining balance of the note receivable is $45,825, which was subsequently collected.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 3 -   RELATED PARTY TRANSACTIONS (Continued)

           Note Payable - Related Party
           ----------------------------

           As of March 31, 2001 a related party had loaned the Company $50,000. This note payable-related party bears an annual interest rate of 8%, is due on demand, and is unsecured.

           Common Stock
           ------------

           On January 11, 2001, the Company issued 3,540,000 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party.

           On February 6, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party.

           On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from related parties.

NOTE 4 -   STOCK TRANSACTIONS

           On June 10, 2000, the Company issued 36,720,000 shares of common stock valued at $0.02 per share for cash. At December 31, 2000, the Company has received $261,940 and has a stock subscription receivable for $500,000.

           On September 21, 2000, the Company issued 21,600,000 shares of common stock valued at $0.02 per share for cash. The Company received $450,000 and paid stock offering costs of $60,000.

           On October 19, 2000, the Company issued 601,200 shares of common stock valued at $0.02 per share for cash and received $12,525.

           On October 31, 2000, the Company issued 240,000 shares of common stock valued at $0.02 per share for cash and received $5,000.

           On January 11, 2001, the Company issued 3,540,000 shares of common stock valued at $0.02 per share for services.

           On February 6, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services.

           On February 6, 2001, the Company cancelled 3,540,000 shares of common stock valued at $0.02 per share and reduced the stock subscription receivable.

           On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced a note receivable from a related party.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -   CORRECTION OF ERROR

           Subsequent to the original issuance of the March 31, 2001 financial statements, the Company determined that certain transactions had been accounted for improperly. Correction of these errors had the following effect on the previously reported net loss for the three months ended March 31, 2001 and has an equal understatement of the retained deficit as of March 31, 2001.

                                   Originally       As
                                    Reported     Restated      Difference
                                  ------------  -----------  --------------
           Assets                 $         -       45,825    (45,825)(3)
           Liabilities                 61,165      111,165     50,000 (1)
           Common stock &
             additional
             paid in capital        1,112,025    1,129,750     17,725 (2)(4)
           Stock subscription
             receivable              (500,000)    (426,250)    73,750 (4)
           Net loss                  (526,098)    (621,748)   (95,650)(1)(2)(3)
           Loss per share         $     (0.00)       (0.01)     (0.01)(5)

           (1) Relates to the additional accrual of notes payable - related party for $50,000. Pursuant to payments made on behalf of the Company.

           (2) Relates to the additional issuance of shares of common stock for services for $91,475.

           (3) Relates to a reclassification of services to note receivable - related party for $45,825

           (4) Relates to the cancellation of shares of common stock for the stock subscription receivable for $73,750.

           (5) Loss per share increased by $0.01 per share.

           In addition to the entries listed above, there was a reclassification from services to bad debt in the amount of $457,217. It was originally presented that the notes receivable-related party, were repaid by services performed on behalf of the Company (Note 3.) Bad debt was originally reported to be $23,333, but as restated, bad debt is $480,550.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 6 -   SUBSEQUENT EVENT

           On July 12, 2001, the Company and A1 Cellular, Inc. signed a stock purchase agreement whereby the Company was to issue 10,800,000 shares of its common stock in exchange for all of the outstanding common stock of A1 Cellular, Inc. On February 12, 2002, the Company terminated the proposed merger with A1 Cellular, Inc.

           On September 7, 2001, the Company cancelled 20,460,000 shares of common stock at $0.02 per share and reduced the stock subscription receivable to $0.

           On January 31, 2003, the Company approved a 12-for-1 stock split. All references to common stock and additional paid-in capital have been retroactively restated to reflect the split.

           On  February  4,  2003,   the   Company   amended  its   articles  of
           incorporation to increase the authorized number of common shares to 5,000,000,000.

           On February 4, 2003, the Company also changed its name to Alliance Towers, Inc., in connection with the February 13, 2003, acquisition of Alliance Towers, Inc., a private company.

           On February 13, 2003, the Company and Alliance Tower, Inc. (Alliance), completed a Share Exchange Agreement whereby the Company issued one billion thirty-six million (1,036,000,000) shares of its common stock in exchange for all of the outstanding common stock of Alliance. Immediately prior to the Share Exchange Agreement, the Company had 99,672,000 shares of common stock issued and outstanding. The acquisition will be accounted for as a recapitalization of Alliance because the shareholders of Alliance controlled the Company after the acquisition was completed. Alliance will be treated as the acquiring entity for accounting purposes and Alliance Towers, Inc. (Formerly USWEBAUCTIONS, INC.), will be surviving entity for legal purposes. Immediately following the acquisition, all prior officers and directors of the Company resigned. The new officers and Board of Directors consist of the management of the acquired Alliance Tower, Inc.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS


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

     Since the rescission, we have been active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 5, 2001, our company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business ("A-1 CELLULAR"). On July 12, 2001, we entered into a definitive Stock Purchase Agreement with A-1 Cellular. This transaction was subject to a number of contingencies, including the filing and effectiveness of a registration statement to be filed. On March 2002, we terminated the Stock Purchase Agreement with A-1 Cellular due to the failure to consummate the transaction within ninety
(90) days from July 12, 2001.

     On January 31, 2003, we completed a 12-for-1 forward stock split. Prior to the 12-for-1 forward stock split, we had 8,306,000 shares of common stock issued and outstanding and subsequent to the forward split we had 99,672,000 shares of common stock issued and outstanding. On February 4, 2003, we amended our Articles of Incorporation to change our name to Alliance Towers, Inc. and increase our authorized common stock to 5,000,000,000 shares. On February 13, 2003, we consummated a share exchange transaction with Alliance Tower, Inc., a private company ("ALLIANCE"), whereby we issued 1,036,000,000 shares of our common stock in exchange for all of the outstanding common stock of Alliance. Alliance will be treated as the acquiring entity for accounting purposes and our Company will be treated as the surviving entity for legal purposes. Immediately following the consummation of the share exchange transaction, Earl T. Ingarfield resigned as President and a Director of our Company and Robert Sandburg became our Chief Executive Officer and a Director.

     We have been in the development stage since inception and have undertaken limited business operations to date. We have no cash on-hand and no other material assets. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. There can be no assurance that we will be successful in implementing our business plan.

     BALANCE SHEET. At March 31, 2001, we had total assets of approximately $45,825 and had current liabilities of approximately $111,165.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the quarter ended March 31, 2001, we recorded $141,198 in general and administrative expenses and $480,550 in bad debt expenses. For the quarter ended March 31, 2001, our net loss was $621,748.

PLAN OF OPERATION

     CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of March 31, 2001, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our Company stock. All of these proceeds were loaned to Lido, which was owned and controlled by Earl T. Ingarfield, our former President and Director. The loan to Lido was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido repaid a portion of this loan by tendering 250,000 shares of common stock to our Company. Lido became insolvent and incapable of repaying the loan to our Company. We wrote-off, as bad debt, interest receivable of $29,841 and $450,709 of the loan receivable.

     We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

     Our Company intends to register the above-referred securities (approximately 1,800,000 shares of common stock) and any additional securities sold by our Company with the Securities and Exchange Commission as soon as reasonably practicable. SEE "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline."

     CHANGES IN NUMBER OF EMPLOYEES. Our Company currently has one (1) employee, Robert Sandburg, our Chief Executive Officer. We are currently reviewing our personnel needs for 2003 and beyond. As of the date hereof, we do not anticipate hiring any employees until we consummate a merger or acquisition with an operating business.

GOING CONCERN OPINION

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000, 2001 and 2002 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

     We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

     WE HAVE NO OPERATING HISTORY OR REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

     We have had no operating history or revenue from operations since our inception on July 10, 1997. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our Company does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in you losing your entire investment in our Company.

     WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

     Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to pursue our proposed business plan. Any difficulty that we may encounter in pursuing our proposed business plan may result in a lower stock price for our Company.

     THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO INSUFFICIENT REVENUES TO COVER OUR OPERATING COSTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

     The report of our independent accountants on our December 31, 2000 financial statements, as noted in Note 2 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our Company's inability to establish revenues to cover our operating costs. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     OUR  COMMON  STOCK IS DEEMED TO BE  "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
     DIFFICULT  FOR  INVESTORS  TO  RESELL  THEIR  SHARES  DUE  TO   SUITABILITY
     REQUIREMENTS

     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

     WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION

     We had a major shift in our business strategy in February 2003. It was not until February 2003 that we acquired Alliance Towers, Inc., another development stage company and focused on the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and the deployment and ownership of wireless broadband networks. We have a limited operating history upon which to evaluate our business plan and prospects. If we are unable to obtain additional external funding or generate revenue, we could be forced to curtail or cease our operations.

     OUR BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL

     Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue depends, among other things, on our ability to develop, operate, market and manage wireless communications tower facilities and to develop wireless broadband networks. The potential profitability of this business model is unproven. Accordingly, we cannot assure you that our business model will be successful or that we can generate revenue or achieve profitability.

     OUR OPERATIONS LACK DIVERSIFICATION

     Our proposed operations should result in our engaging in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and the deployment and ownership of wireless broadband networks. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within the wireless telecommunications industry, which may have an adverse impact on our operations and result in a lower stock price.

     CONSOLIDATIONS IN THE WIRELESS COMMUNICATIONS INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

     The wireless communications industry has experienced consolidation of participants, and this trend may continue. If wireless carriers consolidate with companies that compete with our wireless technology, our proportionate share of the emerging market for wireless technologies may be reduced or eliminated. This reduction or elimination of our market share could reduce our ability to obtain profitable operations and could even cause us to reduce or cease operations.


     IF WE ARE  NOT  ABLE  TO  COMPETE  EFFECTIVELY  IN THE  HIGHLY  COMPETITIVE
     WIRELESS COMMUNICATIONS INDUSTRY, WE MAY BE FORCED TO REDUCE OR CEASE OPERATIONS

     Our ability to compete effectively with our competitors depends on the following factors, among others:

     o the performance of our wireless telecommunications technology in a manner that meets customer expectations;

     o the success of our efforts to develop, construct and manage wireless telecommunications tower facilities;

     o our ability to competitively price our services with similar or comparable services offered by our competitors;

     o  general conditions in the wireless communications industry; and

     o  the  success  of our  efforts to  develop,  improve  and  satisfactorily
        address  any  issues   relating  to  our   wireless   telecommunications
        technology.

     Our  failure  to  successfully   develop  our   technology,   services  and
distribution channels could cause us to reduce or cease operations.


     WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THE FOUNDATION OF OUR BUSINESS, WHICH COULD HARM OUR BUSINESS BY MAKING IT EASIER FOR OUR COMPETITORS TO DUPLICATE OUR SERVICES

     We regard certain aspects of our services and technology as proprietary. We have not currently taken steps to protect our proprietary rights with patents, copyrights, trademarks, restrictions on disclosure or other protective methods. Even if we undertake these precautions in the future, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar services and/or technology. Any infringement, misappropriation or independent development of our proprietary rights could cause us to cease operations.

     Any patent applications with respect to our wireless technology that we may file in the future may not be issued to us, or, if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our services and technology could harm our business by making it easier for our competitors to duplicate our services.

     We own several Internet domain names, including www.alliancetowers.com. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains or modify the requirements for holding domain names, any or all of which may dilute the strength of our name. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

     We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

     OTHER   PARTIES  MAY  ASSERT  THAT  OUR   TECHNOLOGY   INFRINGES  ON  THEIR
     INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT TIME AND RESOURCES AND POSSIBLY FORCE OUR COMPANY TO REDESIGN OUR TECHNOLOGY

     Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products or services on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

     IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP THE TECHNOLOGY NECESSARY FOR OPERATIONS, WE WILL NOT BE ABLE TO BRING OUR SERVICES TO MARKET AND MAY BE FORCED TO REDUCE OR CEASE OPERATIONS

     Our ability to commercialize our services is dependent on the advancement of our existing technology. In order to obtain and maintain market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in the further development of our services and cause us to reduce or cease operations. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our services.

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD RENDER OUR SERVICES OBSOLETE

     The wireless communications industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent introduction of products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing technology obsolete. Our future success will depend on our ability to enhance and improve the functionality, accessibility and features of our services. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

     WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY EFFECT THE QUALITY OF OUR OPERATIONS AND OUR COSTS

     In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of strategic partners and customers that use our technology. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

     SALES OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

     We intend to file a registration statement on behalf of certain shareholders with the Securities and Exchange Commission as soon as reasonably practicable. This registration statement will permit such selling shareholders to freely sell their shares of common stock into the open market. Such sales without corresponding demand may cause our stock price to decline.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          We are not aware of any legal proceedings involving our Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          a) On February 4, 2003, we amended our Articles of Incorporation to increase our authorized common stock to 5,000,000,000 shares.

          (b)  None.

          (c) On June 10, 2000, we issued 36,720,000 shares of common stock valued at $0.02 per share for cash. At December 31, 2000, we have received $261,940 and we have a stock subscription receivable for $500,000.

          On September 21, 2000, we issued 21,600,000 shares of common stock valued at $0.02 per share for cash. We received $450,000 and paid stock offering costs of $60,000.

          On October 19, 2000, we issued 601,200 shares of common stock valued at $0.02 per share for cash and received $12,525.

          On October 31, 2000, we issued 240,000 shares of common stock valued at $0.02 per share for cash and received $5,000.

          On January 11, 2001, we issued 3,540,000 shares of common stock to a related party valued at $0.02 per share for the services.

          On February 6, 2001, we issued 850,800 shares of common stock valued at $0.02 per share for services.

          On February 6, 2001, we cancelled 3,540,000 shares of common stock previously issued to a related party valued at $0.02 per share and reduced the stock subscription receivable.

          On March 16, 2001, we cancelled 3,000,000 shares of common stock previously issued to a related party valued at $0.02 per share and reduced a note receivable from a related party.

          (d)  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
---       -----------                         --------
  2.01    Stock Purchase Agreement dated as   Incorporated by reference to Exhibit
          of January 27, 2000 among our       2.01 to our company's Registration
          company, Lido Capital Corporation,  Statement on Form 10-SB filed with
          Eric P. Littman and Dennis Sturm    the Securities and Exchange
                                              Commission on February 24, 2000

  2.02    Stock Purchase Agreement dated as   Incorporated by reference to Exhibit
          of April 10, 2000, among our        2.02 to our company's Current Report
          company, USWEBAUCTIONS, Inc., Jon   on Form 8-K filed with the Securities
          Kochevar, and John Allen            and Exchange Commission on May 26,
                                              2000

  2.03    Articles of Merger dated as of      Incorporated by reference to Exhibit
          April 21, 2000 of USWEBAUCTIONS,    2.03 to our company's quarterly
          Inc. into our company, together     report on Form 10-QSB filed with the
          with the Plan of Merger             Securities and Exchange Commission on
                                              August 21, 2000

  2.04    Rescission Agreement and Mutual     Incorporated by reference to Exhibit
          Release dated as of July 13, 2000   2.01 to our company's Current Report
          among our company, Jon Kochevar,    on Form 8-K filed with the Securities
          and John Allen                      and Exchange Commission

  3.01    Articles of Incorporation filed on  Incorporated by reference to Exhibit
          July 10, 1997 with the Florida      3.01 to our company's Registration
          Secretary of State                  Statement on Form 10-SB filed with
                                              the Securities and Exchange
                                              Commission on February 24, 2000

  3.02    Articles of Amendment to Articles   Incorporated by reference to Exhibit
          of Incorporation                    3.02 to our company's Registration
                                              Statement on Form 10-SB filed with
                                              the Securities and Exchange
                                              Commission on February 24, 2000

  3.03    Bylaws                              Incorporated by reference to Exhibit
                                              3.03 to our company's Registration
                                              Statement on Form 10-SB filed with
                                              the Securities and Exchange
                                              Commission on February 24, 2000

          (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarterly period ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 10, 2003               ALLIANCE TOWERS, INC.

                                        By: /s/ Robert Sandburg
                                           -----------------------
                                                Robert Sandburg
                                                Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO SECTION 302


      I, Robert Sandburg, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Alliance Towers, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ Robert Sandburg
Date: September 10, 2003                  By:---------------------------------
                                                 Robert Sandburg
                                                 Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO SECTION 302


      I, Michael Delin, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Alliance Towers, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ Michael Delin
Date: September 10, 2003                   By:---------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: September 10, 2003                   By:   /s/ Robert Sandburg
                                              ---------------------------------
                                                 Robert Sandburg
                                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: September 10, 2003                   By:   /s/ Michael Delin
                                              ---------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer