Form 10QSB/A
period 2001-06-30
AUGUST PROJECT I CORP
filed 2003-09-11
CIK 1045260

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

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)


             FLORIDA                                     65-0986953
             -------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

4333 South Tamiami Trail, Suite F, Sarasota, Florida                34231
----------------------------------------------------                -----
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (941) 914-4638
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                               -------------------
                             (Issuer's Former Name)


22 South Links Avenue, Suite 204, Sarasota, Florida                 34236
---------------------------------------------------                 -----
              (Issuer's Former Address))                          (Zip Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

     There were 1,135,672,000 shares of Common Stock outstanding as of September 4, 2003.

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          RESTATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ALLIANCE TOWERS INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                 (A Development Stage Company)
                                        Balance Sheets

                                            ASSETS
                                            ------
                                                                  June 30,      December 31,
                                                                    2001           2000
                                                               --------------  --------------
                                                                 (Restated)
                                                                 (Unaudited)
CURRENT ASSETS

  Cash                                                         $            -  $            -
                                                               --------------  --------------

    Total Current Assets                                                    -               -
                                                               --------------  --------------

OTHER ASSETS

  Note receivable - related party (Note 5)                             27,600         563,152
  Interest receivable - related party (Note 5)                              -          53,174
                                                               --------------  --------------

    Total Other Assets                                                 27,600         616,326
                                                               --------------  --------------

    TOTAL ASSETS                                               $       27,600  $      616,326
                                                               ==============  ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------


CURRENT LIABILITIES

  Accounts payable                                             $       68,361  $       75,988
  Bank overdraft                                                            8          12,905
  Note payable - related party (Note 5)                                50,000               -
                                                               --------------  --------------

    Total Current Liabilities                                         118,369          88,893
                                                               --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 preferred shares
   at $0.001 par value; -0- shares issued and outstanding                   -               -
  Common stock authorized: 5,000,000,000 common shares
   at $0.001 par value; 117,012,000 and 119,161,200 shares
   issued and outstanding,                                            117,012         119,161
  Additional paid-in capital                                        1,012,738       1,055,364
  Stock subscription receivable                                      (426,250)       (500,000)
  Deficit accumulated during the development stage                   (794,269)       (147,092)
                                                               --------------  --------------

    Total Stockholders' Equity (Deficit)                              (90,769)        527,433
                                                               --------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                $       27,600  $      616,326
                                                               ==============  ==============

          The accompanying notes are an integral part of these financial statements.

                                             ALLIANCE TOWERS INC.
                                        (Formerly USWEBAUCTIONS, INC.)
                                         (A Development Stage Company)
                                           Statements of Operations
                                                  (Unaudited)
                                                                                                   From
                                               For the                      For the             Inception on
                                           Six Months Ended           Three Months Ended         July 10,
                                              June 30,                      June 30,           1997 Through
                                      --------------------------  ---------------------------    June 30,
                                          2001          2000           2001          2000           2001
                                      ------------  ------------  -------------  -----------   -------------
                                      (Restated)                   (Restated)                    (Restated)
REVENUES                              $          -  $          -  $           -  $          -  $           -

EXPENSES

  Bad debt                                 480,550             -              -             -        480,550
  General and administrative               166,627        72,828         25,429        97,828        366,893
                                      ------------  ------------  -------------  ------------  -------------

    Total Expenses                         647,177        72,828         25,429        97,828        847,443
                                      ------------  ------------  -------------  ------------  -------------

LOSS FROM OPERATIONS                      (647,177)      (72,828)       (25,429)      (97,828)      (847,443)
                                      ------------  ------------  -------------  ------------  -------------

OTHER INCOME

  Interest income                                -           580              -           580         53,174
                                      ------------  ------------  -------------  ------------  -------------

    Total Other Income                           -           580              -           580         53,174
                                      ------------  ------------  -------------  ------------  -------------

NET LOSS                              $   (647,177) $    (72,248) $     (25,429) $    (97,248) $    (794,269)
                                      ============  ============  =============  ============  =============

BASIC LOSS PER SHARE                  $      (0.01) $      (0.00) $       (0.00) $      (0.00)
                                      ============  ============  =============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES                                118,868,016    68,070,864    117,012,000    64,035,168
                                      ============  ============  =============  ============

                  The accompanying notes are an integral part of these financial statements.

                                            ALLIANCE TOWERS, INC.
                                        (Formerly USWEBAUCTIONS, INC.)
                                        (A Development Stage Company)
                                      Statements of Stockholders' Equity
                            From Inception on July 10, 1997 Through June 30, 2001
                                                                                                 Deficit
                                                                                               Accumulated
                                             Common Stock         Additional       Stock       During the
                                    ---------------------------    Paid-in      Subscription   Development
                                        Shares        Amount       Capital       Receivable       Stage
                                    -------------  ------------  ------------   ------------  -------------
                                     (Restated)     (Restated)    (Restated)     (Restated)    (Restated)
Balance at inception on July 10, 1997           -  $          -  $          -   $          -  $           -

Common stock issued for services       60,000,000        60,000       (58,000)             -              -

Net loss from inception on July 10,
 1997 to December 31, 1997                      -             -             -              -        (2,000)
                                    -------------  ------------  ------------   ------------  -------------

Balance, December 31, 1997             60,000,000        60,000       (58,000)             -         (2,000)

Net loss for the year ended
 December 31, 1998                              -             -             -              -              -
                                    -------------  ------------  ------------   ------------  -------------

Balance, December 31, 1998             60,000,000        60,000       (58,000)             -         (2,000)

Net loss for the year ended
 December 31, 1999                              -             -             -              -              -
                                    -------------  ------------  ------------   ------------  -------------

Balance, December 31, 1999             60,000,000        60,000       (58,000)             -         (2,000)

Common stock issued for cash
 at $0.02 per share on June 10, 2000   36,720,000        36,720       728,280       (500,000)             -

Common stock issued for cash
 at $0.02 per share on September
 21, 2000                              21,600,000        21,600       428,400              -              -

Stock offering costs                            -             -       (60,000)             -              -

Common stock issued for cash
 at $0.02 per share on October 19,
 2000                                     601,200           601        11,924              -              -

Common stock issued for cash
 at $0.02 per share on October 31,
 2000                                     240,000           240         4,760              -              -

Net loss for the year ended
 December 31, 2000                              -             -             -              -       (145,092)
                                    -------------  ------------  ------------   ------------  -------------

Balance, December 31, 2000            119,161,200  $    119,161  $  1,055,364   $   (500,000) $    (147,092)
                                    -------------  ------------  ------------   ------------  -------------

                 The accompanying notes are an integral part of these financial statements.

                                             ALLIANCE TOWERS INC.
                                        (Formerly USWEBAUCTIONS, INC.)
                                        (A Development Stage Company)
                                Statements of Stockholders' Equity (Continued)
                            From Inception on July 10, 1997 Through June 30, 2001
                                                                                                 Deficit
                                                                                               Accumulated
                                              Common Stock         Additional       Stock      During the
                                    ---------------------------     Paid-in     Subscription   Development
                                         Shares       Amount        Capital      Receivable       Stage
                                    -------------  ------------  -------------  ------------  -------------
                                      (Restated)    (Restated)    (Restated)     (Restated)     (Restated)
Balance, December 31, 2000            119,161,200  $    119,161  $   1,055,364  $   (500,000) $    (147,092)

Common stock issued for services
  to related parties at $0.02 per
  share on January 11, 2001
  (unaudited)                           3,540,000         3,540         70,210             -              -

Common stock issued for services
  to related parties at $0.02 per
  share on February 6, 2001
  (unaudited)                             850,800           851         16,874             -              -

Cancellation of stock at $0.02 per
  share on February 6, 2001
  (unaudited)                          (3,540,000)       (3,540)       (70,210)       73,750              -

Cancellation of stock from related
  parties at $0.02 per share on
  March 16, 2001 (unaudited)           (3,000,000)       (3,000)       (59,500)            -              -

Net loss for the six months ended
 June 30, 2001 (unaudited)                      -             -              -             -       (647,177)
                                    -------------  ------------  -------------  ------------  -------------

Balance, June 30, 2001 (unaudited)    117,012,000  $    117,012  $   1,012,738  $   (426,250) $    (794,269)
                                    =============  ============  =============  ============  =============

                 The accompanying notes are an integral part of these financial statements.

                                         ALLIANCE TOWERS INC.
                                    (Formerly USWEBAUCTIONS, INC.)
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                              (Unaudited)
                                                                                           From
                                                                   For the             Inception on
                                                             Six Months Ended            July 10,
                                                                  June 30,             1997 Through
                                                      ------------------------------     June 30,
                                                           2001            2000            2001
                                                      --------------  --------------  --------------
                                                        (Restated)                      (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $     (647,177) $      (25,000) $     (794,269)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Issuance of stock for services                            91,475               -          93,475
    Bad debt                                                 480,550               -         480,550
  Changes in operating assets and liability accounts:
    (Increase) decrease in interest receivable                     -               -         (53,174)
    Decrease in bank overdraft                               (12,897)              -               8
    Increase (decrease) in accounts payable                   (7,627)              -          68,361
                                                      --------------  --------------  --------------

      Net Cash Used by Operating Activities                  (95,676)        (25,000)       (205,049)
                                                      --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -               -               -
                                                      --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable - related party                  50,000               -          50,000
  Cash loaned on notes receivable - related party                  -               -        (707,152)
  Cash received on notes receivable - related party           45,676          25,000         189,676
  Stock offering costs                                             -               -         (60,000)
  Issuance of stock for cash                                       -               -         732,525
                                                      --------------  --------------  --------------

      Net Cash Provided by Financing Activities               95,676          25,000         205,049
                                                      --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                                    -               -               -

CASH AT BEGINNING OF PERIOD                                        -               -               -
                                                      --------------  --------------  --------------

CASH AT END OF PERIOD                                 $            -  $            -  $            -
                                                      ==============  ==============  ==============

CASH PAYMENTS FOR:

  Income taxes                                        $            -  $            -  $            -
  Interest                                            $            -  $            -  $            -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                    $       91,475  $            -  $       93,475

              The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - STOCK TRANSACTIONS

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

                              ALLIANCE TOWERS INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 3 - STOCK TRANSACTIONS (Continued)

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

NOTE 4 - CORRECTION OF ERROR

         Subsequent to the original issuance of the June 30, 2001 financial statements, the Company determined that certain transactions had been accounted for improperly. Correction of this error had the following effect on the previously reported net loss for the six months ended June 30, 2001 and has an equal understatement of the retained deficit as of June 30, 2001.

                              Reported       Restated         Difference
                              --------       --------         ----------

Assets                      $         -        27,600       (27,600)(4)
Liabilities                      65,189       118,369        53,180(1)(2)
Common stock &
 additional paid in capital   1,129,750     1,129,750             - (3)(5)
Stock subscription
 receivable                    (500,000)     (426,250)       73,750(5)
Net loss                       (547,847)     (647,177)      (99,330)(1)(2)(3)(4)
Loss per share              $     (0.00)        (0.01)        (0.01)(6)

         (1) Relates to the additional accrual of notes payable - related party for $50,000. Pursuant to payments made on behalf of the Company.

         (2)  Relates to the additional accrual of accounts payable for $3,180.

         (3) Relates to the additional issuance of shares of common stock for services for $73,750.

         (4) Relates to a reclassification of services to note receivable - related party for $27,600.

         (5) Relates to the cancellation of shares of common stock for the stock subscription receivable for $73,750.

         (6)  Loss per share increased by $0.01 per share.

         In addition to the entries listed above, there was a reclassification from services to bad debt in the amount of $457,217. It was originally presented that the notes receivable-related party, were repaid by services performed on behalf of the Company (Note 5.) Bad debt was originally reported to be $23,333, but as restated, bad debt is $480,550.

                              ALLIANCE TOWERS INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 5 - RELATED PARTY TRANSACTIONS

         Note Receivable - Related Party
         -------------------------------

         On December 31, 2000, the Company had lent $563,152 to related parties and had accrued $29,841 in interest receivable. The related parties became insolvent or were incapable of repaying these amounts in full to the Company. By June 30, 2001, the Company had received $45,676 by way of payments made to the Company's creditors by a related party. The Company wrote-off, as bad debt, the interest receivable of $29,841 and $450,709 of the notes receivable. The remaining balance of the note receivable is $27,600, which was subsequently collected.

         Notes Payable - Related Party
         -----------------------------

         As of June 30, 2001 a related party had loaned the Company $50,000. This note payable-related party bears an annual interest rate of 8%, is due on demand, and is unsecured.

         Common Stock
         ------------

         On January 11, 2001, the Company issued 3,540,000 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party.

         On February 6, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party.

         On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced note receivable from a related party.

NOTE 6 - SUBSEQUENT EVENTS

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

                              ALLIANCE TOWERS INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 6 - SUBSEQUENT EVENTS (Continued)

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

     On January 31, 2003, we completed a 12-for-1 stock split. Prior to the 12-for-1 forward stock split, we had 8,306,000 shares of common stock issued and outstanding and subsequent to the forward split we had 99,672,000 shares of common stock issued and outstanding. On February 4, 2003, we amended our Articles of Incorporation to change our name to Alliance Towers, Inc. and increase our authorized common stock to 5,000,000,000 shares. On February 13, 2003, we consummated a share exchange transaction with Alliance Tower, Inc., a private company ("Alliance"), whereby we issued 1,036,000,000 shares of our common stock in exchange for all of the outstanding common stock of Alliance. Alliance will be treated as the acquiring entity for accounting purposes and our Company will be treated as the surviving entity for legal purposes. Immediately following the consummation of the share exchange transaction, Earl T. Ingarfield resigned as President and a Director of our Company and Robert Sandburg became our Chief Executive Officer and a Director.

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

     BALANCE SHEET. At June 30, 2001, we had total assets of approximately $27,600 and had current liabilities of approximately $118,369.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the six-month ended June 30, 2001, we recorded $166,627 in general and administrative expenses and $480,550 in bad debt expenses. For the six-month ended June 30, 2001, our net loss was $647,177.

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

     The report of our independent accountants on our December 31, 2000 financial statements, as noted in Note 2, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our Company's inability to establish revenues to cover our operating costs. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On February 4, 2003, we amended our Articles of Incorporation to increase our authorized common stock to 5,000,000,000 shares.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.


EXHIBIT
NO.          DESCRIPTION                          LOCATION
---------    -----------                          --------

  2.01       Stock Purchase Agreement dated       Incorporated by reference to
             as of January 27, 2000 among         Exhibit 2.01 to our company's
             our company, Lido Capital            Registration Statement on
             Corporation, Eric P. Littman         Form 10-SB filed with the
             and Dennis Sturm                     Securities and Exchange
                                                  Commission on February 24,
                                                  2000

  2.02       Stock Purchase Agreement dated       Incorporated by reference to
             as of April 10, 2000, among          Exhibit 2.02 to our company's
             our company, USWEBAUCTIONS,          Current Report on Form 8-K
             Inc., Jon Kochevar, and John         filed with the Securities and
             Allen                                Exchange Commission on May 26,
                                                  2000

 2.03        Articles of Merger dated as of       Incorporated by reference to
             April 21, 2000 of                    Exhibit 2.03 to our company's
             USWEBAUCTIONS, Inc. into our         quarterly report on Form
             company, together with the           10-QSB filed with the
             Plan of Merger                       Securities and Exchange
                                                  Commission on August 21, 2000

2.04         Rescission Agreement and             Incorporated by reference to
             Mutual Release dated as of           Exhibit 2.01 to our company,
             July 13, 2000 among our              Current Report on Form 8-K
             company's Jon Kochevar, and          filed with the Securities and
             John Allen                           Exchange Commission

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

3.02       Articles of Amendment to Articles of   Incorporated by reference to
           Incorporation                          Exhibit 3.02 to our company's
                                                  Registration Statement on
                                                  Form 10-SB filed with the
                                                  Securities and Exchange
                                                  Commission on February 24,
                                                  2000

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

Date:    September 10, 2003                     ALLIANCE TOWERS, INC.

                                                By:/s/ Robert Sandburg
                                                   -----------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

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



Date:  September 10, 2003                      By:/s/ Robert Sandburg
                                                  ------------------------------
                                                  Robert Sandburg
                                                  Chief Executive Officer

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



Date:  September 10, 2003                      By:/s/ Michael Delin
                                                  ------------------------------
                                                  Michael Delin
                                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:  September 10, 2003                      By:/s/ Robert Sandburg
                                                  ------------------------------
                                                  Robert Sandburg
                                                  Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:  September 10, 2003                      By:/s/ Michael Delin
                                                  ------------------------------
                                                  Michael Delin
                                                  Chief Financial Officer