Form 10QSB
period 2001-09-30
AUGUST PROJECT I CORP
filed 2003-09-11
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2001


|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

                 FLORIDA                                         65-0986953
                 -------                                         ----------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
             or Organization)                                Identification No.)


 4333 SOUTH TAMIAMI TRAIL, SUITE F, SARASOTA, FLORIDA              34236
 ----------------------------------------------------              -----
      (Address of Principal Executive Offices)                   (Zip Code)


                                 (941) 914-4638
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                               -------------------
                             (Issuer's Former Name)

            22 SOUTH LINKS AVENUE, SUITE 204, SARASOTA, FLORIDA 34236
            ---------------------------------------------------------
                            (Issuer's Former Address)

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

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                  September 30,   December 31,
                                                      2001            2000
                                                 --------------  --------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                           $            -  $            -
                                                 --------------  --------------

    Total Current Assets                                      -               -
                                                 --------------  --------------

OTHER ASSETS

  Note receivable - related party (Note 5)                9,000         563,152
  Interest receivable - related party (Note 5)                -          53,174
                                                 --------------  --------------

    Total Other Assets                                    9,000         616,326
                                                 --------------  --------------

    TOTAL ASSETS                                 $        9,000  $      616,326
                                                 ==============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                               $       51,755  $       75,988
  Notes payable - related party (Note 5)                 89,000               -
  Interest payable - related party (Note 5)               1,593               -
  Bank overdraft                                              -          12,905
                                                 --------------  --------------

    Total Current Liabilities                           142,348          88,893
                                                 --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
   preferred shares at $0.001 par value;
   -0- shares issued and outstanding                          -               -
  Common stock authorized: 5,000,000,000
   common shares at $0.001 par value;
   96,552,000 and 119,161,200 shares
   issued and outstanding, respectively                  96,552         119,161
  Additional paid-in capital                            606,948       1,055,364
  Stock subscription receivable                               -        (500,000)
  Deficit accumulated during the development
   stage                                               (836,848)       (147,092)
                                                 --------------  --------------

    Total Stockholders' Equity (Deficit)               (133,348)        527,433
                                                 --------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                  $        9,000  $      616,326
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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                    From
                                               For the                      For the             Inception on
                                          Nine Months Ended           Three Months Ended           July 10
                                             September 30,               September 30,          1997 Through
                                      --------------------------  ----------------------------  September 30,
                                          2001          2000          2001           2000           2001
                                      ------------  ------------  -------------   ------------  -------------
REVENUES                              $          -  $          -  $           -  $          -   $          -

EXPENSES

  Bad debt                                 480,550             -              -             -        480,550
  General and administrative               207,613       108,741         40,985        10,913        407,878
                                      ------------  ------------  -------------  ------------   ------------

    Total Expenses                         688,163       108,741         40,985        10,913        888,428
                                      ------------  ------------  -------------  ------------   ------------

LOSS FROM OPERATIONS                      (688,163)     (108,741)       (40,985)      (10,913)      (888,428)
                                      ------------  ------------  -------------  ------------   ------------

OTHER (EXPENSE) INCOME

  Interest expense                          (1,593)            -         (1,593)            -         (1,593)
  Interest income                                -        10,386              -         9,806         53,173
                                      ------------  ------------  -------------  ------------   ------------

    Total Other (Expense) Income            (1,593)       10,386         (1,593)        9,806         51,580
                                      ------------  ------------  -------------  ------------   ------------

NET LOSS                              $   (689,756) $    (98,355) $     (42,578) $     (1,107)  $   (836,848)
                                      ============  ============  =============  ============   ============
BASIC LOSS PER SHARE                  $      (0.01) $      (0.00) $       (0.00) $      (0.00)
                                      ============  ============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES                               116,518,812    75,719,124    101,325,996    83,688,420
                                      ============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                                    ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                (A Development Stage Company)
                              Statements of Stockholders' Equity
                  From Inception on July 10, 1997 Through September 30, 2001

                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Stock           Additional       Stock        During the
                                             ---------------------------     Paid-in      Subscription   Development
                                                 Shares        Amount        Capital       Receivable       Stage
                                             -------------  ------------  -------------  -------------- -------------
Balance at inception on July 10, 1997                    -            $-             $-            $-             $-

Common stock issued for services                60,000,000        60,000        (58,000)            -              -

Net loss from inception on July 10,
 1997 to December 31, 1997                               -             -              -             -         (2,000)
                                             -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1997                      60,000,000        60,000        (58,000)            -         (2,000)

Net loss for the year ended
 December 31, 1998                                       -             -              -             -              -
                                             -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1998                      60,000,000        60,000        (58,000)            -         (2,000)

Net loss for the year ended
 December 31, 1999                                       -             -              -             -              -
                                             -------------  ------------  -------------  ------------  -------------

Balance, December 31, 1999                      60,000,000        60,000        (58,000)            -         (2,000)

Common stock issued for cash
 at $0.02 per share on June 10, 2000            36,720,000        36,720        728,280     (500,000)              -

Common stock issued for cash
 at $0.02 per share on September
 21, 2000                                       21,600,000        21,600        428,400             -              -

Stock offering costs                                     -             -        (60,000)            -              -

Common stock issued for cash
 at $0.02 per share on October 19,
 2000                                              601,200           601         11,924             -              -

Common stock issued for cash
 at $0.02 per share on October 31,
 2000                                              240,000           240          4,760             -              -

Net loss for the year ended
 December 31, 2000                                       -             -              -             -       (145,092)
                                             -------------  ------------  -------------  ------------  -------------

Balance, December 31, 2000                     119,161,200  $    119,161  $   1,055,364  $  (500,000)      $(147,092)
                                             -------------  ------------  -------------  ------------  -------------


          The accompanying notes are an integral part of these financial statements.

                                              5

                                    ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                (A Development Stage Company)
                        Statements of Stockholders' Equity (Continued)
                  From Inception on July 10, 1997 Through September 30, 2001

                                                                                                                Deficit
                                                                                                              Accumulated
                                                        Common Stock             Additional       Stock       During the
                                               ---------------------------        Paid-In     Subscription    Development
                                                   Shares         Amount          Capital      Receivable        Stage
                                               -------------  ------------    -------------  --------------  -------------
Balance, December 31, 2000                      119,161,200      $ 119,161      $ 1,055,364    $  (500,000)     $(147,092)

Common stock issued for services
  to related parties at $0.02 per share
  on January 11, 2001 (unaudited)                 3,540,000          3,540           70,210              -              -

Common stock issued for services
  to related parties at $0.02 per share
  on February 6, 2001 (unaudited)                   850,800            851           16,874              -              -

Cancellation of stock at $0.02 per
  share on February 6, 2001 (unaudited)          (3,540,000)        (3,540)         (70,210)        73,750              -

Cancellation of stock from related parties
  at $0.02 per share on March 16, 2001
  (unaudited)                                    (3,000,000)        (3,000)         (59,500)             -              -

Cancellation of stock at $0.02 per
  share on September 7, 2001
  (unaudited)                                   (20,460,000)       (20,460)        (405,790)       426,250              -

Net loss for the nine months ended
 September 30, 2001 (unaudited)                           -              -                -              -       (689,756)
                                               ------------      ---------      -----------    -----------      ---------

Balance, September 30, 2001
 (unaudited)                                     96,552,000      $  96,552      $   606,948    $         -      $(836,848)
                                               ============      =========      ===========    ===========      =========


          The accompanying notes are an integral part of these financial statements.


                                    ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                         (Unaudited)

                                                                                                  From
                                                                                              Inception on
                                                                        For the                  July 10,
                                                                  Nine Months Ended           1997 Through
                                                                     September 30,            September 30,
                                                                2001             2000              2001
                                                          --------------    --------------   --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                               $     (689,756)   $      (98,355)   $     (836,848)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Bad Debt                                                    480,550                 -           480,550
    Issuance of stock for services                               91,475                 -            93,475
  Changes in operating assets and liability accounts:
    (Increase) decrease in interest receivable                        -                 -           (53,174)
    Decrease in bank overdraft                                  (12,905)                -                 -
    Increase (decrease) in accounts payable                     (24,233)           62,067            51,755
    Increase in interest payable - related party                  1,593                 -             1,593
                                                         --------------    --------------    --------------

      Net Cash Used by Operating Activities                    (153,276)          (36,288)         (262,649)
                                                         --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                 -                 -
                                                         --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from cash on note payable - related party             89,000                 -            89,000
  Cash loaned on notes receivable - related party                     -          (616,363)         (707,152)
  Cash received on notes receivable - related party              64,276                 -           208,276
  Stock offering costs                                                -           (60,000)          (60,000)
  Issuance of stock for cash                                          -           715,000           732,525
                                                         --------------    --------------    --------------

      Net Cash Provided by Financing Activities                 153,276            38,637           262,649
                                                         --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH                                       -             2,349                 -

CASH AT BEGINNING OF PERIOD                                           -                 -                 -
                                                         --------------    --------------    --------------

CASH AT END OF PERIOD                                    $            -    $        2,349    $            -
                                                         ==============    ==============    ==============

CASH PAYMENTS FOR:

  Income taxes                                           $            -    $            -    $            -
  Interest                                               $            -    $            -    $            -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                       $       91,475    $            -    $       93,475


          The accompanying notes are an integral part of these financial statements.

                             ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                             ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -  STOCK TRANSACTIONS (Continued)

          On February 6, 2001, the Company cancelled 3,540,000 shares of common stock valued at $0.02 per share and reduced the stock subscription receivable.

          On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from related parties.

          On September 7, 2001, the Company cancelled 20,460,000 shares of common stock at $0.02 per share and reduced the stock subscription receivable.

NOTE 4 -  MATERIAL EVENTS

          On July 12, 2001, the Company and A1 Cellular, Inc. signed a stock purchase agreement whereby the Company was to issue 10,800,000 shares of its common stock in exchange for all of the outstanding common stock of A1 Cellular, Inc. On February 12, 2002, the Company terminated the proposed merger with A1 Cellular, Inc.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          Notes Receivable - Related Party
          --------------------------------

          As of September 30, 2001, the Company had a note receivable - related party with a balance of $9,000, which was subsequently collected. During the three and nine months ended September 30, 2001, the Company had received proceeds in the amounts of $18,600 and $64,726, respectively.

          Notes Payable - Related Party
          -----------------------------

          As of September 30, 2001, the Company had a note payable - related party with a balance of $89,000. This note payable bears an annual interest rate of 8%, is unsecured, and is due on demand. As of September 30, 2001 and 2000, this note payable had accrued interest of $1,593 and $0, respectively.

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

                             ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                         (A Development Stage Company)
                       Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 6 -  SUBSEQUENT EVENTS

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

      BALANCE SHEET. At September 30, 2001, we had total assets of approximately $9,000 and had current liabilities of approximately $142,348.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the nine months ended September 30, 2001, we recorded $207,613 in general and administrative expenses and $480,550 in bad debt expenses. For the nine months ended September 30, 2001, our net loss was $689,756.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of September 30, 2001, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our Company stock. All of these proceeds were loaned to Lido, which was owned and controlled by Earl T. Ingarfield, our former President and Director. The loan to Lido was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido repaid a portion of this loan by tendering 250,000 shares of common stock to our Company. Lido became insolvent and incapable of repaying the loan to our Company. We wrote-off, as bad debt, interest receivable of $29,841 and $450,709 of the loan receivable.

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

      On September 7, 2001, we cancelled 20,460,000 shares of common stock previously issued at $0.02 per share and reduced our stock subscription receivable.

      (d)   None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.     OTHER INFORMATION

      Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.
EXHIBIT
NO.            DESCRIPTION                                            LOCATION
---            -----------                                            --------

    2.01       Stock Purchase Agreement dated as of January           Incorporated by reference to Exhibit 2.01 to our
               27, 2000 among our company, Lido Capital               company's Registration Statement on Form 10-SB filed
               Corporation, Eric P. Littman and Dennis                with the Securities and Exchange Commission on February
               Sturm                                                  24, 2000

    2.02       Stock Purchase Agreement dated as of                   Incorporated by reference to Exhibit 2.02 to our
               April 10, 2000, among our company,                     company's Current Report on Form 8-K filed with the
               USWEBAUCTIONS, Inc., Jon Kochevar, and John            Securities and Exchange Commission on May 26, 2000
               Allen

    2.03       Articles of Merger dated as of April 21,               Incorporated by reference to Exhibit 2.03 to our
               2000 of USWEBAUCTIONS, Inc. into our                   company's quarterly report on Form 10-QSB filed with the
               company, together with the Plan of Merger              Securities and Exchange Commission on August 21, 2000

    2.04       Rescission Agreement and Mutual Release                Incorporated by reference to Exhibit 2.01 to our
               dated as of July 13, 2000 among our company,           company's Current Report on Form 8-K filed with the
               Jon Kochevar, and John Allen                           Securities and Exchange Commission

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

          (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed  during the  quarterly  period ended
          September 30, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2003                   ALLIANCE TOWERS, INC.

                                       By:  /s/ Robert Sandburg
                                          ------------------------------------
                                                Robert Sandburg
                                                Chief Executive Officer

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


Date: September 10, 2003                   By: /s/ Robert Sandburg
                                              --------------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

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


Date: September 21, 2003                   By: /s/ Michael Delin
                                              --------------------------------
                                                   Michael Delin
                                                   Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: September 10, 2003                   By: /s/ Robert Sandburg
                                              --------------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: September 10, 2003                   By: /s/ Michael Delin
                                              --------------------------------
                                                   Michael Delin
                                                   Chief Financial Officer