Form 10KSB
period 2001-12-31
ALLIANCE TOWERS INC
filed 2003-09-23
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   (MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2001

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

            22 SOUTH LINKS AVENUE, SUITE 204, SARASOTA, FLORIDA 34231
            ---------------------------------------------------------
                            (Issuer's Former Address)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
            NONE                                          NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

     The issuer generated no revenues during its most recent fiscal year.

     The aggregate market value of the Company's voting stock held by non-affiliates as of September 15, 2003 was approximately $47,567,200 based on the average closing bid and asked prices of such stock on that date as quoted on the "pink sheets." There were 1,135,672,000 shares of Common Stock outstanding as of September 15, 2003. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

     Documents Incorporated by Reference: See Item 14.

     This Form 10-KSB consists of 41 pages. The Exhibit Index begins on page 16.

                                     PART I

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

     This  filing  contains  forward-looking  statements,  including  statements regarding, among other things, (a) our Company's projected sales and profitability, (b) our Company's business plan and growth strategies (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS

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

     We are currently involved in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and deployment and ownership of wireless broadband networks. We anticipate leasing both ground and tower space at our facilities to wireless service providers for the installation of their equipment and antennas.

     Although we are currently developing standard tower facilities, we also anticipate developing "capacity sites" or sites in areas where a carrier's ability to maintain existing calls are currently limited. These capacity sites are critical to a carrier's quality of service, reduction of dropped call ratios and the minimization of "churn" or customer initiated disconnection of wireless services. It is anticipated that as carriers continue to expand services, including the increased sales of handsets and the offering of additional services such as data and video, the needs for the development of capacity sites should continue to grow.

     We anticipate continuing to develop sites required by wireless telecommunication service providers as they expand their coverage areas. In addition, we will review opportunities to purchase existing facilities that may offer growth potential. We also anticipate offering tower management and marketing services to customers who may own tower facilities, but who may prefer to contract these services to others.

FINANCIAL PERFORMANCE

     We have historically lost money. For the year ended December 31, 2001, we sustained losses of $709,368. Since our inception on July 10, 1997, we sustained losses of $856,460. Our independent auditors have noted that we have not established revenues sufficient to cover our operating costs and allow us to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. For more information concerning our financial performance, please see "Management's Discussion and Analysis or Plan of Operation."

ITEM 2. DESCRIPTION OF PROPERTY

     Currently our corporate headquarters are located at 4333 South Tamiami Trail, Suite F, Sarasota, Florida 34321. Our corporate headquarters occupies about 300 square feet pursuant to a month-to-month lease, which can be terminated upon 60 days prior notice.

ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the year ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Company's common stock began trading on the "pink sheets" on November 16, 1999, under the symbol "AUUI" and was changed to "ALLC" on March 15, 2003. The Company's high and low bid prices by quarter during 2000, 2001, 2002 and 2003 are as follows:

                                               CALENDAR YEAR 2000(1)
                                               ---------------------
                                                HIGH BID    LOW BID
                                               ---------    --------

                 First Quarter                     None       None
                 Second Quarter                    None       None
                 Third Quarter                     None       None
                 Fourth Quarter                   $1.50      $0.01

--------------------------------------------------------------------------------
                                               CALENDAR YEAR 2001(1)
                                               ---------------------
                                                HIGH BID    LOW BID
                                               ---------    --------

                 First Quarter                    $1.50      $0.06
                 Second Quarter                   $1.50      $0.06
                 Third Quarter                    $1.50      $0.06
                 Fourth Quarter                   $0.10      $0.08


--------------------------------------------------------------------------------
                                               CALENDAR YEAR 2002(2)
                                               ---------------------
                                                HIGH BID    LOW BID
                                               ---------    --------
                 First Quarter                    $0.10      $0.09
                 Second Quarter                   $0.15      $0.10
                 Third Quarter                    $0.15      $0.05
                 Fourth Quarter                   $0.15      $0.01


--------------------------------------------------------------------------------
                                               CALENDAR YEAR 2003(3)
                                               ---------------------
                                                HIGH BID    LOW BID
                                               ---------    --------
                 First Quarter                    $0.04      $0.02
                 Second Quarter                   $0.04      $0.04
                 Third Quarter (July 1 -
                 September 15)                    $0.05      $0.01


-------------------

(1)  These  quotations  reflect  inter-dealer  prices,  without retail  mark-up,
     mark-down  or  commission,   and  may  not  necessarily   represent  actual
     transactions.

HOLDERS OF COMMON STOCK

     On September 15, 2003, our Company had approximately 76 shareholders of record.

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

     On September 7, 2001, we cancelled 20,460,000 shares of common stock previously issued at $0.02 per share and reduced out stock subscription receivable.

     With respect to the sale of unregistered securities referenced above, these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

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

     BALANCE SHEET. At December 31, 2001, we had total assets of approximately $0 and had current liabilities of approximately $152,960.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the year ended December 31, 2001, we recorded $223,813 in general and administrative expenses and $480,550 in bad debt expenses. For the year ended December 31, 2001, our net loss was $709,368.

RECENT ACCOUNTING PRONOUNCEMENTS

     The  Company  has  adopted  the   provisions  of  FASB  Statement  No.  138
`Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)' Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the company's financial statements.

     The Company has adopted the provisions of FASB Statement No. 140 `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

     The Company had adopted the provisions of FIN 44 `Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)' This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

     SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, `Business Combinations,' and SFAS No. 142, `Goodwill and Other Intangible
Assets.' SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the `reporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill' (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

     While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

     SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, `Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

     SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121

     (FAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting
Principles Board Opinion No. 30 (APB 30), `Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.'

     SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under `discontinued operations' in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

PLAN OF OPERATION

     CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of December 31, 2001, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our Company stock. All of these proceeds were loaned to Lido, which was owned and controlled by Earl T. Ingarfield, our former President and Director. The loan to Lido was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido repaid a portion of this loan by tendering 250,000 shares of common stock to our Company. Lido became insolvent and incapable of repaying the loan to our Company. We wrote-off, as bad debt, interest receivable of $29,841 and $450,709 of the loan receivable.

     We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

     CHANGES IN NUMBER OF EMPLOYEES. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer and Michael Delin, our Chief Financial Officer. We are currently reviewing our personnel needs for the remainder of 2003 and beyond. As of the date hereof, we do not anticipate hiring any employees.

GOING CONCERN OPINION

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 2001 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 7. FINANCIAL STATEMENTS

     Our financial statements appear beginning at page F-1.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                 C O N T E N T S


Independent Auditors' Report............................................     F-3

Balance Sheet...........................................................     F-4

Statements of Operations................................................     F-5

Statements of Stockholders' Equity (Deficit)............................     F-6

Statements of Cash Flows................................................     F-8

Notes to the Financial Statements.......................................     F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Alliance Towers, Inc.
(Formerly USWEBAUCTIONS, INC.)
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying balance sheet of Alliance Towers, Inc. (Formerly USWEBAUCTIONS, INC.) (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception on July 10, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Towers, Inc. (Formerly USWEBAUCTIONS, INC.) (a development stage company) as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and from inception on July 10, 1997 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
February 15, 2002 except as to Note 6 which is March 28, 2003

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------
                                                                       December 31,
                                                                          2001
                                                                       ----------
CURRENT ASSETS
 Cash                                                                  $        -
                                                                       ==========
  TOTAL ASSETS                                                         $        -
                                                                       ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                      $   52,805
 Note payable - related party (Note 5)                                     95,150
 Interest payable - related party (Note 5)                                  5,005
                                                                       ----------
  Total Current Liabilities                                               152,960
                                                                       ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock authorized: 10,000,000 preferred shares  at $0.001             -
  par value; -0- shares issued and outstanding
 Common stock authorized: 5,000,000,000 common shares  at $0.001 par       96,552
  value; 96,552,000 shares  issued and outstanding
 Additional paid-in capital                                               606,948
 Deficit accumulated during the development stage                       (856,460)
                                                                       ----------
  Total Stockholders' Equity (Deficit)                                  (152,960)
                                                                       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $        -
                                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                               From
                                                                             Inception
                                                                              on July
                                                   For the Years Ended       10, 1997
                                                      December 31,            Through
                                                -------------------------   December 31,
                                                    2001        2000            2001
                                                ------------  -----------   ------------
REVENUES                                        $          -  $         -  $         -

EXPENSES
  Bad debt - stock subscriptions receivables          23,333            -       23,333
  Bad debt - related party                           457,217            -      457,217
  General and administrative                         223,813      198,265      424,078
                                                ------------  -----------   ----------
   Total Expenses                                    704,363      198,265      904,628
                                                ------------  -----------   ----------
  Loss from operations                             (704,363)    (198,265)    (904,628)
                                                ------------  -----------   ----------
OTHER (EXPENSE) INCOME
  Interest expense                                   (5,005)            -      (5,005)
  Interest income                                          -       53,173       53,173
                                                ------------  -----------   ----------
   Total Other (Expense) Income                      (5,005)       53,173       48,168
                                                ------------  -----------   ----------
NET LOSS
                                                $  (709,368)  $ (145,092)  $ (856,460)
                                                ============  ===========  ===========
BASIC LOSS PER SHARE                            $     (0.01)  $    (0.00)
                                                ============  ===========  ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    111,348,060   86,587,452
                                                ============  ===========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION ON JULY 10, 1997 THROUGH DECEMBER 31, 2001

                                                                                           Deficit
                                                                                         Accumulated
                                                                                           During
                                        Common Stock          Additional      Stock          the
                                  ----------------------      Paid-In      Subscription  Development
                                    Shares        Amount       Capital      Receivable       Stage
                                  ----------     ---------    ----------   -----------   -----------
Balance at inception on July               -    $       -     $        -   $         -   $        -
  10, 1997

Common stock issued for           60,000,000        60,000      (58,000)             -            -
  services

Net loss from inception on                 -             -             -             -      (2,000)
  July 10, 1997 to December       ----------     ---------    ----------   -----------   ----------
  31, 1997

Balance, December 31, 1997        60,000,000        60,000      (58,000)             -      (2,000)

Net loss for the year ended                -             -             -             -            -
  December 31, 1998               ----------     ---------    ----------   -----------   ----------

Balance, December 31, 1998        60,000,000        60,000      (58,000)             -      (2,000)

Net loss for the year ended                -             -             -             -            -
  December 31, 1999               ----------     ---------    ----------   -----------   ----------

Balance, December 31, 1999        60,000,000        60,000      (58,000)             -      (2,000)

Common stock issued for cash      36,720,000        36,720       728,280     (500,000)            -
  at $0.02 per share on June
  10, 2000

Common stock issued for cash      21,600,000        21,600       428,400             -            -
  at $0.02 per share on
  September  21, 2000

Stock offering costs                       -             -      (60,000)             -            -

Common stock issued for cash         601,200           601        11,924             -            -
  at $0.02 per share on
  October 19, 2000

Common stock issued for cash         240,000           240         4,760             -            -
  at $0.02 per share on
  October 31, 2000

Net loss for the year ended                -             -             -             -    (145,092)
  December 31, 2000              -----------    ----------    ----------   -----------   ----------

Balance, December 31, 2000       119,161,200    $  119,161    $1,055,364   $ (500,000)   $(147,092)
                                 -----------    ----------    ----------   -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
            FROM INCEPTION ON JULY 10, 1997 THROUGH DECEMBER 31, 2001



                                                                                                                Deficit
                                                                                                             Accumulated
                                                  Common Stock               Additional         Stock         During the
                                          ---------------------------          Paid-In        Receivable     Development
                                            Shares            Amount           Capital        Receivable         Stage
                                          -----------      ----------      ------------      -----------     -----------
Balance, December 31, 2000                119,161,200       $ 119,161       $ 1,055,364       $(500,000)      $(147,092)

Common stock issued for services to         3,540,000           3,540            70,210             -               -
 related parties at $0.02 per
 share on January 11, 2001

Common stock issued for services to           850,800             851            16,874             -               -
 related parties at $0.02 per
 share on February 6, 2001

Cancellation of stock at $0.02 per         (3,540,000)         (3,540)          (70,210)         73,750             -
 share on February 6, 2001

Cancellation of stock from related         (3,000,000)         (3,000)          (59,500)            -               -
 parties at $0.02 per share on
 March 16, 2001

Cancellation of stock at $0.02 per        (20,460,000)        (20,460)         (405,790)        426,250             -
 share on September 7, 2001

Net loss for the year ended                         -               -                 -               -        (709,368)
 December 31, 2001
                                          -----------      ----------      ------------      -----------     -----------
Balance, December 31, 2001                 96,552,000       $  96,552       $   606,948       $       -       $(856,460)
                                          ===========      ==========      ============      ===========     -----------

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                   From
                                                                                                 Inception
                                                                                                  on July
                                                              For the Years Ended                10, 1997
                                                                   December 31,                  Through
                                                           ----------------------------        December 31,
                                                               2001              2000              2001
                                                           ----------        ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(709,368)        $(145,092)        $(856,460)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Bad debt - related party                                   457,217                 -           457,217
  Bad debt - stock subscription receivable                    23,333                 -            23,333
  Issuance of stock for services                              91,475                 -            93,475
 Changes in operating assets and liability
  accounts:
  (Increase) decrease in interest receivable                       -           (53,173)          (53,173)
  Increase (decrease) in accounts payable                    (23,183)           75,987            52,804
  Increase in interest payable - related party                 5,005                 -             5,005
                                                           ----------        ----------        ----------
  Net Cash Used by Operating Activities                     (155,521)         (122,278)         (277,799)
                                                           ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash loaned on notes receivable - related                         -          (707,152)         (707,152)
  party
 Repayment of notes receivable - related party                73,276           144,000           217,276
                                                           ----------        ----------        ----------
  Net Cash Provided (Used) by Investing                       73,276          (563,152)         (489,876)
   Activities                                              ----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in bank overdraft                                    (12,905)           12,905                 -
 Proceeds from cash on note payable - related party           95,150                 -            95,150
 Stock offering costs                                              -           (60,000)          (60,000)
 Issuance of stock for cash                                        -           732,525           732,525
                                                           ----------        ----------        ----------
  Net Cash Provided by Financing Activities                   82,245           685,430           767,675
                                                           ----------        ----------        ----------
NET (DECREASE) IN CASH                                             -                 -                 -

CASH AT BEGINNING OF PERIOD                                        -                 -                 -
                                                           ----------        ----------        ----------
CASH AT END OF PERIOD                                      $       -         $       -         $       -
                                                           ==========        ==========        ==========
CASH PAYMENTS FOR:
 Income taxes                                              $       -         $       -         $       -
 Interest                                                  $       -         $       -         $       -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services                          $  91,475         $       -         $  93,475

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ORGANIZATION

August Project I Corporation (the `Company') was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. On April 20, 2000, the Company's name was changed to USWEBAUCTIONS, INC., in connection with a failed acquisition of USWEBAUCTIONS, INC., a private company. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On February 4, 2003, the Company's name was changed to Alliance Towers, Inc., in connection with the subsequent acquisition of Alliance Towers, Inc., a private Company. (See Note 6).

b. PROVISION FOR TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                                          2001        2000
                                                     ----------  ----------
            Deferred tax assets
              NOL Carryover                           $  73,042   $  55,136

            Deferred tax liabilities:                         -           -
              Related party                            (37,100)           -

            Valuation allowance                        (35,942)    (55,136)
                                                     ----------  ----------
            Net deferred tax asset                    $       -   $       -
                                                     ==========  ==========

b. PROVISION FOR TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:

                                                        2001        2000
                                                     ----------  ----------
            Book income                              $(276,653)  $ (55,136)
            Related party accruals                       37,110           -
            Stock for services                           35,675           -
            Bad debt (related party)                    187,415           -
            Valuation allowance                          16,453      55,136
                                                     ----------  ----------
                                                     $        -  $        -
                                                     ==========  ==========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $187,000 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the December 31, 2001 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

c. ACCOUNTING METHOD

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

d. ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. BASIC LOSS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                        For the
                                                      Years Ended
                                                      December 31,
                                              --------------------------
                                                  2001           2000
                                              ------------  ------------
      Net loss (numerator)                    $  (709,368)  $  (145,092)

      Weighted average shares outstanding
        (denominator)                          111,348,060    86,587,452
                                              ------------  ------------
      Basic loss per share                    $     (0.01)  $     (0.00)
                                              ============  ============

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

g. REVENUE RECOGNITION

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

H. ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred.

I. LONG-LIVED ASSETS

In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 144 and apply the provisions thereof.

j.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of FASB Statement No. 138 `Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)' Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company had adopted the provisions of FIN 44 `Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)' This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, `Business Combinations,' and SFAS No. 142, `Goodwill and Other Intangible
Assets.' SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

j.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the `reporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill' (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, `Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

j.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121

(FAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting
Principles Board Opinion No. 30 (APB 30), `Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.'

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under `discontinued operations' in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to raise additional funds through private placements and to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

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

On January 11, 2001, the Company issued 3,540,000 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party, the controller and shareholder of the Company.

On February 6, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party, the Company's president.

On February 6, 2001, the Company cancelled 3,540,000 shares of common stock valued at $0.02 per share and reduced the stock subscription receivable.

On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from related parties, a company owned by the Company's president.

On September 7, 2001, the Company cancelled 20,460,000 shares of common stock at $0.02 per share and reduced the stock subscription receivable.

NOTE 4 - MATERIAL EVENT

On July 12, 2001, the Company and A1 Cellular, Inc. signed a stock purchase agreement whereby the Company was to issue 10,800,000 shares of its common stock in exchange for all of the outstanding common stock of A1 Cellular, Inc. On February 12, 2002, this merger agreement was terminated.

NOTE 5 - RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE - RELATED PARTY

During the years ended December 31, 1999 and 2000, the Company loaned $707,152 to the President of the Company and to companies controlled by the President. The loan's were unsecured, interest bearing at 8% and due upon demand. During the years ended December 31, 2000 and 2001, the President repaid $144,000 and $73,276, respectively of the amounts due to the Company. On March 16, 2001, the President returned 3,000,000 shares of common stock originally valued at $0.02 per share for total consideration of $62,500. This amount was deducted from the amount due to the Company. In 2001, the Company determined that the President of the Company no longer had the ability to repay the loan. Accordingly, the Company recognized $457,217 of bad debt expense which represented principal of $427,377 and accrued interest of $29,840.

NOTES PAYABLE - RELATED PARTY

As of December 31, 2001, the Company had a note payable-related party with a balance of $95,150. This note payable had an annual interest rate of 8%, was unsecured, and was due on demand. As of December 31, 2001 and 2000, the Company had received proceeds in the amounts of $95,150 and $-0-, respectively. As of December 31, 2001 and 2000, this note had accrued interest of $5,005 and $-0-, respectively.

COMMON STOCK

On January 11, 2001, the Company issued 3,540,000 shares of common stock valued at $0.02 per share for services. These shares were issued to the controller and shareholder of the Company.

On February 6, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to the Company's president.

On March 16, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from a company owned by the Company's president.

NOTE 6 - SUBSEQUENT EVENTS

On February 12, 2002, the Company canceled the merger agreement with A-1 Wireless (see Note 4).

COMMON STOCK ISSUANCES AND CANCELLATIONS

On June 11, 2002, the Company sold 5,520,000 shares of common stock for $60,000 in cash and a $55,000 stock subscription receivable at $0.02 per share. The receivable was collected in full on July 9, 2002.

On June 26, 2002, the Company repurchased and cancelled 2,400,000 shares of common stock for $50,000, at $0.02 per share.

SIGNIFICANT EVENTS

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

On February 13, 2003, the Company Alliance Tower, Inc. (Alliance), completed a Share Exchange Agreement whereby the Company issued one billion thirty-six million (1,036,000,000) shares of its common stock in exchange for all of the outstanding common stock of Alliance. Immediately prior to the Share Exchange Agreement, the Company had 99,672,000 shares of common stock issued and outstanding. The acquisition will be accounted for as a recapitalization of Alliance because the shareholders of Alliance controlled the Company after the acquisition was completed. Alliance will be treated as the acquiring entity for accounting purposes and Alliance Towers, Inc. (Formerly USWEBAUCTIONS, INC.), will be surviving entity for legal purposes. Immediately following the acquisition, all prior officers and directors of the Company resigned. The new officers and Board of Directors consist of the management of the acquired Alliance Tower, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT

      Information concerning our current executive officers and directors is set forth in the following table:

       NAME:                 AGE:    POSITION:
       ------------------    ----    ------------------------------------
       Robert Sandburg       53      President, Chief Executive Officer
                                      and Director
       Michael Delin         40      Chief Financial Officer and Director
       David Norris          53      Director

      ROBERT SANDBURG. Mr. Robert Sandburg has served as President and Chief Executive Officer of Alliance Towers, Inc. since February 2003. Mr. Sandburg has over thirty-two years general management, engineering and construction experience with large multinational corporations, as well as companies in their early stages of development. Mr. Sandburg was the co-founder and a principal in two telecommunications businesses and was a Director of Site Development during the initial development and launch of services by Primeco Communications, now Verizon Wireless. Mr. Sandburg has experience in the implementation and development of management systems for start-up businesses. Prior to joining Alliance Towers, Inc, Mr. Sandburg co-founded and was Chief Operating Officer and Senior Vice President of RL Wireless, Inc. and Telecom Management Corporation. Both RL Wireless and Telecom Management provided development, engineering and construction services to the wireless communication industry. From November 1999 to January 2000 Mr. Sandburg was President of the Sandburg Group, a development and construction consulting firm. Prior to that, from May 1997 to November 1999, Mr. Sandburg was Senior Vice President and a principal of OPM-USA/American Tower Corporation. Mr. Sandburg was responsible for the operations of this tower development infrastructure company and the milestones set under the purchase agreement for the seventy million dollar sale of OPM-USA to American Tower. From June 1995 to April 1997, Mr. Sandburg held the position of Director of Site Development for Primeco Communications (currently Verizon Wireless) during its start-up and launch of PCS services in the southeast region. From May 1982 to October 1994, Mr. Sandburg held numerous management positions for Zurn/NEPCO, a wholly owned subsidiary of Zurn Industries. While at Zurn/NEPCO, Mr. Sandburg served as Project Manager, Manager of Estimating/Cost Control and Scheduling, Manager of Sales and Director of Business Development both national and international. From 1980 through 1982, Mr. Sandburg was Project Manager for GWI International overseeing the construction of the Metrorail mass transit project in Miami, FL. Prior to GWI International, Mr. Sandburg was Project Engineer from 1978 to 1980 for BOECON, the construction subsidiary of the Boeing Companies. From 1970 to 1978, Mr. Sandburg held engineering and management positions with Brown and Root Construction, J.A. Jones Construction and Keith and Schnars Engineering Corporation. Mr. Sandburg is licensed real estate agent in the state of Florida and sat on the Board of Directors for the Florida Business Roundtable.

      MICHAEL S. DELIN. Mr. Delin has served as Chief Financial Officer of Alliance Towers, Inc. since February 2003. Mr. Delin began his accounting career as an Assistant Accountant for Gulf and Bay Club Condominium Association, Inc. ("Gulf Club") in 1989. In March 2002, Mr. Delin was appointed as the lead Accountant of Gulf Club. Mr. Delin is also the sole proprietor and operator of an accounting and tax preparation service. Mr. Delin was appointed as a director, Chief Financial Officer and as Treasurer of Central Wireless, Inc. on June 28, 2002, in connection with the acquisition of assets from KRC. Effective March 5, 2003, Mr. Delin resigned as an officer and director of Central Wireless, Inc. Mr. Delin is a graduate of the University of South Florida with a Bachelor of Arts degree in Accounting.

      DAVID NORRIS. Mr. Norris became a Director of Alliance Towers, Inc. in September 2003. Mr. Norris is the Executive Vice President of Bottom Line Advisors Inc., a position he has held since August of 1997. Bottom Line Advisors is a private consulting firm that offers a variety of consulting, management and financing services. Bottom Line specializes in Corporate Governance, Mergers & Acquisitions and Sarbanes-Oxley compliance. Mr. Norris received his B.A. degree from SUNY at Oneonta and is a graduate of the Stonier Graduate School of Banking at Rutgers University.

DIRECTORS

      Our Board of Directors consists of three (3) seats. Directors serve for a term of one (1) year and stand for election at an annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

COMMITTEES

      Our Company does not currently have any committees of the Board of Directors.

COMPENSATION OF DIRECTORS

      Members of our Company's Board of Directors do not receive cash or share-based compensation.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by Securities and Exchange regulations to furnish us copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table provides information about the compensation paid by our Company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2001 and who received in excess of $100,000:

                             ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                             -------------------    ----------------------------------------------------
                                                                   RESTRICTED   SECURITIES
                                                     OTHER ANNUAL     STOCK     UNDERLYING   ALL OTHER
   NAME AND PRINCIPAL                                COMPENSATION    AWARD(S)     OPTIONS   COMPENSATION
   POSITION(S)            YEAR   SALARY($)  BONUS($)     ($)           ($)         (#s)         ($)
   ---------------------  ----- ----------- -------- ------------- ----------- ----------- -------------
   Earl T. Ingarfield(1)  2001      --        --         --            --           --          --
   Former Chief           2000      --        --         --            --           --          --
   Executive Officer,
   President and          1999      --        --         --            --           --          --
   Chairman of the
   Board of Directors

----------

(1)   Mr. Ingarfield became Chief Executive  Officer,  President and Chairman of the
      Board  of  Directors  in  January  1999.   Effective  February  5,  2003,  Mr.
      Ingarfield resigned as Chief Executive Officer,  President and Chairman of the
      Board of Directors.

                          AGGREGATED OPTIONS/SAR EXERCISES
                              IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTIONS/SAR VALUES

                                                        NUMBER OF
                                                        SECURITIES
                                                        UNDERLYING          VALUE OF
                                                       UNEXERCISED         UNEXERCISED
                          SHARES                      OPTIONS/SAR'S        IN-THE-MONEY
                       ACQUIRED ON      VALUE        AT FISCAL YEAR       OPTIONS/SAR'S
        NAME             EXERCISE    REALIZED ($)        END(1)         AT FISCAL YEAR END
--------------------  -------------  ------------  ------------------  --------------------
Earl T. Ingarfield          -0-          -0-        Exercisable:    0           $0
Former Chief                                        Unexercisable:  0           $0
Executive Officer,
President and
Chairman of the
Board of Directors

----------

(1)   Mr. Ingarfield became Chief Executive  Officer,  President and Chairman of the
      Board  of  Directors  in  January  1999.   Effective  February  5,  2003,  Mr.
      Ingarfield resigned as Chief Executive Officer,  President and Chairman of the
      Board of Directors.

                             OPTION/SAR GRANTS TABLE

                                        % TOTAL
                          NO. OF      OPTIONS/SAR'S
                        SECURITIES     GRANTED TO
                        UNDERLYING     EMPLOYEES      EXERCISE OR BASE
                       OPTIONS/SAR'S   IN FISCAL            PRICE
        NAME            GRANTED (#)     YEAR (%)        ($ PER SHARE)    EXPIRATION DATE
--------------------  -------------- --------------- ------------------ ----------------
Earl T. Ingarfield           0             N/A               N/A               N/A
Former Chief
Executive Officer,
President and
Chairman of the
Board of Directors

----------
(1)   Mr. Ingarfield became Chief Executive  Officer,  President and Chairman of the
      Board  of  Directors  in  January  1999.   Effective  February  5,  2003,  Mr.
      Ingarfield resigned as Chief Executive Officer,  President and Chairman of the
      Board of Directors.

STOCK OPTION PLAN

      At the present time, the Company does not have a stock option plan in place.

EMPLOYMENT AGREEMENTS

      At the present time, the Company has not entered into employment agreements with Mr. Sandburg or Mr. Delin.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

      The following table sets forth as of September 15, 2003, the names, addresses and stock ownership in our Company for the current directors and named executive officers of our Company and every person known to our Company to own five percent (5%) or more of the issued and outstanding shares of the Common
Stock:

                                          SHARES       ACQUIRABLE
TITLE OF        NAME AND ADDRESS      BENEFICIARY        WITHIN      PERCENTAGE
CLASS:        OF BENEFICIAL OWNER:      OWNED:          60 DAYS:    OF CLASS(2):
----------  -----------------------  -------------   ------------- -------------
Common      Robert Sandburg            270,000,000             --         23.77%
            4333 S. Tamiami Trail,
            Suite F
            Sarasota, FL 34231

Common      Michael Delin               30,000,000             --          2.64%
            4333 S. Tamiami Trail,
            Suite F
            Sarasota, FL 34231

Common      Kenneth Brand              260,000,000             --         22.89%
            4333 S. Tamiami Trail,
            Suite E
            Sarasota, FL 34231

Common      Central Wireless Inc.      100,000,000             --          8.81%
            4333 S. Tamiami Trail,
            Suite E
            Sarasota, FL 34231
            All Officers and
Common      Directors as a Group (2)   300,000,000             --         26.42%

----------
(1) Based on 1,135,672,000 shares of Common Stock outstanding as of September 15, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 1999 and 2000, our Company loaned $707,152 to Earl T. Ingarfield, our Company's former President and to companies controlled by the former President. The loans were unsecured, interest bearing at 8% and due upon demand. During the years December 31, 2000 and 2001, the former President repaid $144,000 and $73,276, respectively of the amounts due to our Company. On March 16, 2001, the former President returned 3,000,000 shares of common stock originally valued at $0.02 per share for total consideration of $62,500. This amount was deducted from the amount due to our Company. In 2001, our Company determined that the former President no longer had the ability to repay the loan. Accordingly, our Company recognized $457,217 of bad debt expense which represented principal of $427,377 and accrued interest of $29,840.

      As of December 31, 2001, our Company had a note payable-related party with a balance of $95,150. This note payable had an annual interest rate of 8%, was unsecured, and was due on demand. As of December 31, 2001 and 2000, our Company had received proceeds in the amounts of $95,150 and $0, respectively. As of December 31, 2001 and 2000, this note had accrued interest of $5,005 and $0, respectively.

      On January 11, 2001, we issued 3,540,000 shares of common stock valued at $0.02 per share for services. These shares were issued to the controller and two employees of our Company.

      On February 6, 2001, we issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to our Company's former President.

      On March 16, 2001, we cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from Lido Capital Corporation, which was owned by our former President.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

2.01     Stock Purchase Agreement dated        Incorporated by reference to
         as of January 27, 2000 among our      Exhibit 2.01 to our Company's
         company, Lido Capital                 Registration Statement on Form
         Corporation, Eric P. Littman and      10-SB filed with the Securities
         Dennis Sturm                          and Exchange Commission on
                                               February 24, 2000

2.02     Stock Purchase Agreement dated        Incorporated by reference to
         as of April 10, 2000, among our       Exhibit 2.02 to our Company's
         company, USWEBAUCTIONS, Inc.          Current Report on Form 8-K filed
         Jon Kochevar, and John Allen          with the Securities and Exchange
                                               Commission on May 26, 2000

2.03     Articles of Merger dated as of        Incorporated by reference to
         April 21, 2000 of USWEBAUCTIONS,      Exhibit 2.03 to our Company's
         Inc. into our Company, together       quarterly report on Form 10-QSB
         with the Plan of Merger               Filed with the Securities and
                                               Exchange Commission on August 21,
                                               2000

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


      (b) REPORTS ON FORM 8-K.

          None

ITEM 14. CONTROLS AND PROCEDURES

      ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO)/Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO/CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a Annual basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-KSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO/CFO require that the CEO/CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

      In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2003                   ALLIANCE TOWERS, INC.

                                           By:  /S/ ROBERT SANDBURG
                                              -------------------------------
                                                 Robert Sandburg
                                                 Chief Executive Officer,
                                                 President and Chairman


Date: September 23, 2003                   By:  /S/ MICHAEL DELIN
                                              -------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

      I, Robert Sandburg, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of Alliance Towers, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 23, 2003                   By:  /S/ ROBERT SANDBURG
                                                -------------------------------
                                                 Robert Sandburg
                                                 Chief Executive Officer

                                  CERTIFICATION
                              PURSUANT TO SECTION 302

      I, Michael Delin, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of Alliance Towers, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 23, 2003                   By:  /S/ MICHAEL DELIN
                                                ------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Alliance Towers, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: September 23, 2003                   By:  /S/ ROBERT SANDBURG
                                                -------------------------------
                                                 Robert Sandburg
                                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Alliance Towers, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: September 23, 2003                   By:  /S/ MICHAEL DELIN
                                                ------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer