Form 10QSB
period 2002-03-31
ALLIANCE TOWERS INC
filed 2003-09-23
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

     (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2002

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                 (Name of Small Business Issuer in Its Charter)

                 FLORIDA                                      65-0986953
                 -------                                      ----------
     (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                   Identification No.)


  4333 SOUTH TAMIAMI TRAIL, SUITE F, SARASOTA, FLORIDA           34231
  -----------------------------------------------------          -----
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

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                      March 31,   December 31,
                                                        2002          2001
                                                     -----------  ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                                $      -      $      -
                                                     -----------  ------------
   TOTAL ASSETS                                       $      -      $      -
                                                     ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

  Accounts payable                                    $   76,234    $   52,805
  Note payable - related party                            95,150        95,150
  Interest payable - related party                         6,881         5,005
                                                     -----------  ------------

   Total Current Liabilities                             178,265       152,960
                                                     -----------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
   preferred shares at $0.001 par value;
   -0- shares issued and outstanding                         -             -
  Common stock authorized: 5,000,000,000
   common shares at $0.001 par value;
   96,552,000 shares issued and outstanding               96,552        96,552
  Additional paid-in capital                             606,948       606,948
  Deficit accumulated during the development stage      (881,765)     (856,460)
                                                     -----------  ------------

   Total Stockholders' Equity (Deficit)                 (178,265)     (152,960)
                                                     -----------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                        $      -      $      -
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                    From
                                                                Inception on
                                             For the              July 10,
                                       Three Months Ended       1997 Through
                                            March 31              March 31
                                         2002          2001           2002
                                    ------------  ------------- -------------
REVENUES                            $         -   $          -  $          -

EXPENSES

  Bad debt-stock subscription
    receivable                                -         23,333        23,333
  Bad debt-related party                      -        457,217       457,217
  General and administrative             23,429        141,198       447,507
                                    ------------  ------------- -------------

   Total Expenses                        23,429        621,748       928,057
                                    ------------  ------------- -------------

LOSS FROM OPERATIONS                   (23,429)      (621,748)     (928,057)
                                    ------------  ------------- -------------
OTHER (EXPENSE) INCOME

  Interest expense                      (1,876)              -       (6,881)
  Interest income                             -              -        53,173
                                    ------------  ------------- -------------

   Total Other (Expense) Income         (1,876)              -        46,292
                                    ------------  ------------- -------------

NET LOSS                            $  (25,305)   $  (621,748)  $  (881,765)
                                    ============  ============= =============

BASIC LOSS PER SHARE                $    (0.00)   $     (0.01)
                                    ============  =============
WEIGHTED AVERAGE NUMBER OF
  SHARES                             96,552,000    120,744,648
                                    ============  =============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on July 10, 1997 Through March 31, 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                      Additional     Stock        During the
                                                 Common Stock          Paid-in    Subscription    Development
                                               Shares     Amount       Capital     Receivable        Stage
                                            -----------   ---------   ----------  ------------   ------------
Balance at inception on July 10, 1997                 -   $       -   $       -   $       -       $       -

Common stock issued for services             60,000,000      60,000    (58,000)           -               -

Net loss from inception on July 10,
  1997 to December 31, 1997                           -           -           -           -         (2,000)
                                            -----------   ---------  ----------   ---------       ---------
Balance, December 31, 1997                   60,000,000      60,000    (58,000)           -         (2,000)

Net loss for the year ended
  December 31, 1998                                   -           -           -           -               -

Balance, December 31, 1998                   60,000,000      60,000    (58,000)           -         (2,000)

Net loss for the year ended
  December 31, 1999                                   -           -           -           -               -
                                            -----------   ---------  ----------   ---------       ---------

Balance, December 31, 1999                   60,000,000      60,000    (58,000)           -         (2,000)

Common stock issued for cash
  at $0.02 per share on June 10, 2000        36,720,000      36,720     728,280   (500,000)               -

Common stock issued for cash
  at $0.02 per share on September
  21, 2000                                   21,600,000      21,600     428,400           -               -

Stock offering costs                                  -           -    (60,000)           -               -

Common stock issued for cash
  at $0.02 per share on October 19,
  2000                                          601,200         601      11,924           -               -

Common stock issued for cash
  at $0.02 per share on October 31,
  2000                                          240,000         240       4,760           -               -

Net loss for the year ended
  December 31, 2000                                   -           -           -           -       (145,092)
                                            -----------   ---------  ----------  ----------      ----------

Balance, December 31, 2000                  119,161,200   $ 119,161  $1,055,364  $(500,000)      $(147,092)
                                            -----------   ---------  ----------  ----------      ----------

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 10, 1997 Through March 31, 2002

                                                                                            Deficit
                                                                                          Accumulated
                                                                  Additional    Stock      During the
                                                 Common Stock      Paid-In   Subscription Development
                                               Shares     Amount   Capital    Receivable     Stage
                                             ----------- -------- ----------  ----------  -----------
Balance, December 31, 2000                   119,161,200 $119,161 $1,055,364  $(500,000)  $ (147,092)

Common stock issued for services
  to related parties at $0.02 per share
  on January 11, 2001                          3,540,000    3,540     70,210           -            -

Common stock issued for services
  to related parties at $0.02 per share
  on February 6, 2001                            850,800      851     16,874           -            -

Cancellation of stock at $0.02 per
  share on February 6, 2001                  (3,540,000)  (3,540)   (70,210)      73,750            -

Cancellation of stock from related parties
  at $0.02 per share on March 16, 2001       (3,000,000)  (3,000)   (59,500)           -            -

Cancellation of stock at $0.02 per
  share on September 7, 2001                (20,460,000) (20,460)  (405,790)     426,250            -

Net loss for the year ended
  December 31, 2001                                    -        -          -           -    (709,368)
                                             ----------- -------- ----------  ----------  -----------

Balance, December 31, 2001                    96,552,000   96,552    606,948           -    (856,460)

Net loss for the three months ended
  March 31, 2002 (unaudited)                           -        -          -           -     (25,305)
                                             ----------- -------- ----------  ----------  -----------

Balance, March 31, 2002 (unaudited)           96,552,000 $ 96,552  $ 606,948    $      -  $ (881,765)
                                             =========== ======== ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                               For the           July 10,
                                                          Three Months Ended   1997 Through
                                                               March 31,          March 31,
                                                            2002      2001         2002
                                                         ---------  ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(25,305) $(621,748)  $   (881,765)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
  Bad debt - related party                                       -    457,217        457,217
  Bad debt - stock subscription receivable                       -     23,333         23,333
  Issuance of stock for services                                 -     91,475         93,475
  Changes in operating assets and liability accounts:
  (Increase) decrease in interest receivable                     -          -       (53,174)
  Increase (decrease) in accounts payable                   23,429   (27,781)         76,234
  Increase in interest payable - related party               1,876          -          6,881
                                                         ---------  ---------  -------------

   Net Cash (Used) by Operating Activities                       -   (77,504)      (277,799)
                                                         ---------  ---------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from note payable-related party                       -     50,000              -
  Cash loaned on notes receivable - related party                -          -      (707,152)
  Repayment of notes receivable - related party                  -     27,451        217,276
                                                         ---------  ---------  -------------

   Net Cash Provided (Used) by Investing Activities              -     77,451      (489,876)
                                                         ---------  ---------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Change in bank overdraft                                       -         53              -
  Proceeds from cash on note payable - related party             -          -         95,150
  Stock offering costs                                           -          -       (60,000)
  Issuance of stock for cash                                     -          -        732,525
                                                         ---------  ---------  -------------

   Net Cash Provided by Financing Activities                     -         53        767,675
                                                         ---------  ---------  -------------
NET (DECREASE) IN CASH                                           -          -              -

CASH AT BEGINNING OF PERIOD                                      -          -              -
                                                         ---------  ---------  -------------

CASH AT END OF PERIOD                                    $       - $        -  $           -
                                                         =========  =========  =============
CASH PAYMENTS FOR:

  Income taxes                                           $       - $        -  $           -
  Interest                                               $       - $        -  $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                       $       - $   91,475  $      93,475
  Common stock issued for debt                           $       - $        -  $      98,677
  Cancellation of common stock                           $       - $        -  $      62,500

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        On February 8, 2001, the Company issued 850,800 shares of common stock valued at $0.02 per share for services. These shares were issued to a related party.

        On February 8, 2001, the Company cancelled 3,540,000 shares of common stock valued at $0.02 per share and reduced the stock subscription receivable.

        On March 31, 2001, the Company cancelled 3,000,000 shares of common stock valued at $0.02 per share and reduced accounts receivables from related parties.

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

NOTE 5- SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES AND CANCELLATIONS
----------------------------------------

        On June 11, 2002, the Company sold 5,520,000 shares of common stock for $60,000 in cash and a $55,000 stock subscription receivable at $0.02 per share. The receivable was collected in full on July 9, 2002.

        On June 26, 2002, the Company repurchased and cancelled 2,400,000 shares of common stock for $50,000, at $0.02 per share.

SIGNIFICANT EVENTS
------------------

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

      Although we anticipate developing standard tower facilities, we also anticipate developing "capacity sites" or sites in areas where a carrier's ability to maintain existing calls are currently limited. These capacity sites are critical to a carrier's quality of service, reduction of dropped call ratios and the minimization of "churn" or customer initiated disconnection of wireless services. It is anticipated that as carriers continue to expand services, including the increased sales of handsets and the offering of additional services such as data and video, the needs for the development of capacity sites should continue to grow.

      We anticipate developing sites required by wireless telecommunication service providers as they expand their coverage areas. In addition, we will review opportunities to purchase existing facilities that may offer growth potential. We also anticipate offering tower management and marketing services to customers who may own tower facilities, but who may prefer to contract these services to others.

      BALANCE SHEET. At March 31, 2002, we had total assets of approximately $0 and had current liabilities of approximately $178,265.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the three months ended March 31, 2002, we recorded $23,429 in general and administrative expenses. For the three months ended March 31, 2002, our net loss was $25,305.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of March 31, 2002, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our Company stock. All of these proceeds were loaned to Lido, which was owned and controlled by Earl T. Ingarfield, our former President and Director. The loan to Lido was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido repaid a portion of this loan by tendering 250,000 shares of common stock to our Company. Lido became insolvent and incapable of repaying the loan to our Company. We wrote-off, as bad debt, interest receivable of $29,841 and $450,709 of the loan receivable.

      We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

      CHANGES IN NUMBER OF EMPLOYEES. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer, and Michael Delin, our Chief Financial Officer. We are currently reviewing our personnel needs for 2003 and beyond. As of the date hereof, we do not anticipate hiring any employees until we consummate a merger or acquisition with an operating business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.

EXHIBIT
NO.         DESCRIPTION                                 LOCATION
---         -----------                                 --------
   2.01     Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 2.01 to
            January 27, 2000 among our company, Lido    our company's Registration Statement on Form
            Capital Corporation, Eric P. Littman and    10-SB filed with the Securities and Exchange
            Dennis Sturm                                Commission on February 24, 2000

   2.02     Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 2.02 to
            April 10, 2000, among our company,          our company's Current Report on Form 8-K
            USWEBAUCTIONS, Inc., Jon Kochevar, and      filed with the Securities and Exchange
            John Allen                                  Commission on May 26, 2000

   2.03     Articles of Merger dated as of April 21,    Incorporated by reference to Exhibit 2.03 to
            2000 of USWEBAUCTIONS, Inc. into our        our company's quarterly report on Form
            company, together with the Plan of Merger   10-QSB filed with the Securities and
                                                        Exchange Commission on August 21, 2000

   2.04     Rescission Agreement and Mutual Release     Incorporated by reference to Exhibit 2.01 to
            dated as of July 13, 2000 among our         our company's Current Report on Form 8-K
            company, Jon Kochevar, and John Allen       filed with the Securities and Exchange
                                                        Commission

   3.01     Articles of Incorporation filed on July     Incorporated by reference to Exhibit 3.01 to
            10, 1997 with the Florida Secretary of      our company's Registration Statement on Form
            State                                       10-SB filed with the Securities and Exchange
                                                        Commission on February 24, 2000

   3.02     Articles of Amendment to Articles of        Incorporated by reference to Exhibit 3.02 to
            Incorporation                               our company's Registration Statement on Form
                                                        10-SB filed with the Securities and Exchange
                                                        Commission on February 24, 2000

   3.03     Bylaws                                      Incorporated by reference to Exhibit 3.03 to
                                                        our company's Registration Statement on Form
                                                        10-SB filed with the Securities and Exchange
                                                        Commission on February 24, 2000

      (b) REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 23, 2003              ALLIANCE TOWERS, INC.

                                        By:  /S/ ROBERT SANDBURG
                                             -----------------------------
                                                Robert Sandburg
                                                Chief Executive Officer

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


Date:   September 23, 2003              By:  /S/ ROBERT SANDBURG
                                             -------------------
                                                Robert Sandburg
                                                Chief Executive Officer

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


Date:   September 23, 2003              By:  /S/ MICHAEL DELIN
                                             -----------------
                                                Michael Delin
                                                Chief Financial Officer

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


Date:   September 23, 2003              By:  /S/ ROBERT SANDBURG
                                             -------------------
                                                Robert Sandburg
                                                Chief Executive Officer

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


Date:   September 23, 2003              By:  /S/ MICHAEL DELIN
                                             -----------------
                                                Michael Delin
                                                Chief Financial Officer