Form 10QSB
period 2002-06-30
ALLIANCE TOWERS INC
filed 2003-09-23
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2002

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

                       JUNE 30, 2002 AND DECEMBER 31, 2001


                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                           ASSETS
                           ------
                                                              June 30,    December 31,
                                                                2002        2001
                                                              ----------  ------------
                                                             (Unaudited)
CURRENT ASSETS
 Restricted cash                                             $    2,459  $        -
                                                             ----------  ----------
  TOTAL ASSETS                                               $    2,459  $        -
                                                             ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                            $   88,184  $   52,805
 Note payable - related party                                    95,150      95,150
 Interest payable - related party                                 8,779       5,005
                                                             ----------  ----------
  Total Current Liabilities                                     192,113     152,960
                                                             ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock authorized: 10,000,000 preferred shares              -           -
  at $0.001 par value; -0- shares issued and outstanding
 Common stock authorized: 5,000,000,000 common shares at
  $0.001 par value; 96,672,000 and 96,552,000 shares
 issued and outstanding, respectively                            99,672      96,552
 Additional paid-in capital                                     668,828     606,948
 Stock subscription receivable                                 (55,000)           -
 Deficit accumulated during the development stage             (903,154)   (856,460)
                                                             ----------  ----------
  Total Stockholders' Equity (Deficit)                        (189,654)   (152,960)
                                                             ----------  ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $    2,459  $        -
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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                 From
                                                                               Inception
                                 For the                 For the                on July
                           Three Months Ended       Six Months Ended           10, 1997
                                June 30,                June 30,                Through
                         -----------------------   -----------------------      June 30,
                            2002        2001        2002        2001             2002
                         ----------   ----------   ----------   ----------    ----------

REVENUES                $            $            $            $            $

EXPENSES
 Bad debt-stock
  subscription
  receivable                     -            -            -       23,333       23,333
 Bad debt-related party          -            -            -      457,217      457,217
 General and
  administrative             19,490       25,429       42,919      166,627      466,991
                         ----------   ----------   ----------   ----------    ----------

  Total Expenses             19,490       25,429       42,919      647,177      947,547
                         ----------   ----------   ----------   ----------    ----------

LOSS FROM OPERATIONS       (19,490)     (25,429)     (42,919)    (647,177)    (947,547)
                         ----------   ----------   ----------   ----------    ---------

OTHER (EXPENSE) INCOME
 Interest expense           (1,899)            -      (3,775)            -      (8,780)
 Interest income                  -            -            -            -       53,173
                         ----------   ----------   ----------   ----------    ---------
  Total Other
   (Expense) Income         (1,899)            -            -            -       44,393
                         ----------   ----------   ----------   ----------    ---------
NET LOSS                $  (21,389)  $  (25,429)  $  (46,694)  $ (647,177)  $ (903,154)
                         ==========  ===========   ==========  ===========    =========

BASIC LOSS PER SHARE    $    (0.00)  $    (0.00)  $    (0.00)  $    (0.01)
                         ==========  ===========   ==========  ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES        97,586,664  117,012,000   97,078,409  118,868,017
                         ==========  ===========   ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 10, 1997 Through June 30, 2002



                                                                                    Deficit
                                                                                  Accumulated
                                   Common Stock        Additional    Stock        During the
                              ----------------------    Paid-In   Subscription    Development
                                 Shares      Amount     Capital   Receivable         Stage
                              -----------   --------   ---------- ------------  --------------
Balance at inception on July
 10, 1997                               -   $      -   $  -        $       -   $        -

Common stock issued for
 services                      60,000,000     60,000     (58,000)          -            -

Net loss from inception on
 July 10, 1997 to December
 31, 1997                               -          -            -          -      (2,000)
                              -----------   --------   ----------  ---------   ----------
Balance, December 31, 1997     60,000,000     60,000     (58,000)          -      (2,000)

Net loss for the year ended
 December 31, 1998                      -          -            -          -            -
                              -----------   --------   ----------  ---------   ----------
Balance, December 31, 1998     60,000,000     60,000     (58,000)          -      (2,000)

Net loss for the year ended
 December 31, 1999                      -          -            -          -            -
                              -----------   --------   ----------  ---------   ----------
Balance, December 31, 1999     60,000,000     60,000     (58,000)          -      (2,000)

Common stock issued for cash
 at $0.02 per share on June
 10, 2000                      36,720,000     36,720      728,280  (500,000)            -

Common stock issued for cash
 at $0.02 per share on
 September 21, 2000            21,600,000     21,600      428,400          -            -

Stock offering costs                    -          -     (60,000)          -            -

Common stock issued for cash
 at $0.02 per share on
 October 19, 2000                 601,200        601       11,924          -            -

Common stock issued for cash
 at $0.02 per share on
 October 31, 2000                 240,000        240        4,760          -            -

Net loss for the year ended
 December 31, 2000                      -          -            -          -    (145,092)
                              -----------   --------   ----------  ---------   ----------
Balance, December 31, 2000
                              119,161,200   $119,161   $1,055,364  $(500,000)  $(147,092)
                              -----------   --------   ----------  ---------   ----------

   The accompanying notes are an integral part of these financial statements.

                                   ALLIANCE TOWERS, INC.
                               (Formerly USWEBAUCTIONS, INC.)
                               (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)
                   From Inception on July 10, 1997 Through June 30, 2002


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                     Common Stock                 Additional       Stock         During the
                                               --------------------                Paid-In     Subscription      Development
                                                   Shares           Amount         Capital       Receivable         Stage
                                                --------------   -----------    ------------    -----------    -------------
Balance, December 31, 2000                         119,161,200   $   119,161   $   1,055,364  $   (500,000)      $ (147,092)

Common stock issued for
 services to related parties
 at $0.02 per share on
 January 11, 2001                                    3,540,000         3,540          70,210              -                -

Common stock issued for
 services to related parties
 at $0.02 per share on
 February 6, 2001                                      850,800           851          16,874              -                -

Cancellation of stock at
 $0.02 per share on February
 6, 2001                                           (3,540,000)       (3,540)        (70,210)         73,750                -

Cancellation of stock from
 related parties at $0.02
 per share on March 16, 2001                       (3,000,000)       (3,000)        (59,500)              -                -

Cancellation of stock at
 $0.02 per share on
 September 7, 2001                                (20,460,000)      (20,460)       (405,790)        426,250                -

Net loss for the year ended
 December 31, 2001                                          -             -               -              -         (709,368)
                                                --------------   -----------    ------------    -----------    -------------
Balance, December 31, 2001                         96,552,000        96,552         606,948              -         (856,460)

Common stock issued for cash
 and subscriptions
 receivable at $0.02 per
 share on June 11, 2002
(unaudited)                                         5,520,000         5,520         109,480        (55,000)               -

Cancellation of stock at
 $0.02 per share on June 26,
 2002 (unaudited)                                  (2,400,000)       (2,400)        (47,600)             -                -

Net loss for the six months
 ended June 30, 2002
  (unaudited)                                               -             -               -              -          (46,694)
                                                --------------   -----------    ------------    -----------    -------------
Balance, June 30, 2002
 (unaudited)                                       99,672,000    $   99,672     $   668,828     $  (55,000)       $(903,154)
                                                ==============   ===========    ============    ===========    =============

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                  Inception
                                                         For the                   on July
                                                    Six Months Ended              10, 1997
                                                        June 30,                   Through
                                                   --------------------------      June 30,
                                                        2002           2001          2002
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $  (46,694)    $ (647,177)    $ (903,154)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Bad debt - related party                                   -        457,217        457,217
  Bad debt - stock subscription receivable                   -         23,333         23,333
  Issuance of stock for services                             -         91,475         93,475
 Changes in operating assets and liability
  accounts:
  (Increase) decrease in interest receivable                 -              -       (53,174)
  Increase (decrease) in accounts payable             (14,621)        (7,627)         38,184
  Increase in interest payable - related party           3,774              -          8,779
                                                   -----------    -----------    -----------
   Net Cash (Used) by Operating Activities            (57,541)       (82,779)      (335,340)
                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from note payable-related party                    -         50,000              -
 Cash loaned on notes receivable - related
  party                                                      -              -      (707,152)
 Repayment of notes receivable - related party               -         45,676        217,276
                                                   -----------    -----------    -----------
  Net Cash Provided (Used) by Investing
   Activities                                                -         95,676      (489,876)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in bank overdraft                                    -       (12,897)              -
 Proceeds from cash on note payable - related
  party                                                      -              -         95,150
 Stock offering costs                                        -              -       (60,000)
 Issuance of stock for cash                             60,000              -        792,525
                                                   -----------    -----------    -----------
  Net Cash Provided by Financing Activities             60,000       (12,897)        827,675
                                                   -----------    -----------    -----------
NET INCREASE IN CASH                                     2,459              -          2,459

CASH AT BEGINNING OF PERIOD                                  -              -              -
                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                              $     2,459    $         -    $     2,459
                                                   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                              From
                                                                            Inception
                                                         For the             on July
                                                    Six Months Ended        10, 1997
                                                        June 30,             Through
                                                    --------------------    June 30,
                                                      2002        2001        2003
                                                    --------    --------   -----------
CASH PAYMENTS FOR:
 Income taxes                                      $      -    $      -    $        -
 Interest                                          $      -    $      -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Common stock issued for a stock subscription
  receivable                                       $ 55,000    $      -    $   55,000
 Common stock issued for services                  $      -    $ 91,475    $   93,475
 Cancellation of common stock                      $ 50,000    $      -    $  112,500

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

On June 11, 2002, the Company issued 5,520,000 shares of common stock at $0.02 per share for cash of $60,000 and a stock subscription of $55,000 for a total of $115,000.

On June 26, 2002, the Company canceled the issuance of 2,400,000 shares of common stock at $0.02 per share or $50,000. The $50,000 was refunded on July 25, 2002 and is included in accounts payable at June 30, 2002.

NOTE 4-     SUBSEQUENT EVENTS

On July 9, 2002, the Company collected $55,000 on the stock subscription receivable.

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

     BALANCE SHEET. At June 30, 2002, we had total assets of approximately $2,459 and had current liabilities of approximately $192,113.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the six months ended June 30, 2002, we recorded $19,490 in general and administrative expenses. For the six months ended June 30, 2002, our net loss was $21,389.

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

        On June 11, 2002, we issued 5,520,000 shares of common stock valued at $0.02 per share for cash of $60,000 and a stock subscription of $55,000 for a total of $115,000.

        On June 26, 2002, we canceled the issuance of $2,400,000 shares of common stock valued at $0.02 per share or $50,000. The $50,000 was refunded on July 25, 2002 and is included in our accounts payable at June 30, 2002.

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

        (b)  REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2003                   ALLIANCE TOWERS, INC.

                                           By: /S/ ROBERT SANDBURG
                                               ----------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

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


Date: September 23, 2003                   By:  /S/ ROBERT SANDBURG
                                                ----------------------------
                                                    Robert Sandburg
                                                    Chief Executive Officer

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


Date: September 23, 2003                   By:   /S/ MICHAEL DELIN
                                                ----------------------------
                                                     Michael Delin
                                                     Chief Financial Officer

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


Date: September 23, 2003                   By:  /S/ ROBERT SANDBURG
                                                ----------------------------
                                                    Robert Sandburg
                                                    Chief Executive Officer

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


Date: September 23, 2003                   By:  /S/ MICHAEL DELIN
                                                ----------------------------
                                                    Michael Delin
                                                    Chief Financial Officer