Form 10QSB
period 2002-09-30
ALLIANCE TOWERS INC
filed 2003-09-23
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

     (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002

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

                              FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                                                    ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)

                                         ASSETS
                                         ------
                                                                                           September 30,       December 31,
                                                                                                2002               2001
                                                                                           -------------      -------------
                                                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                                                     $          -       $           -
                                                                                           ------------       -------------

    TOTAL ASSETS                                                                           $          -       $           -
                                                                                           ============       =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                         $     53,273       $      52,805
  Note payable - related party                                                                   95,150              95,150
  Interest payable - related party                                                               10,698               5,005
                                                                                           ------------       -------------

    Total Current Liabilities                                                                   159,121             152,960
                                                                                           ------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock authorized: 10,000,000 preferred shares at $0.001 par value; -0-
    shares issued and outstanding                                                                     -                   -
  Common stock authorized: 5,000,000,000 common shares at $0.001 par value;
    99,672,000 and 96,552,000 shares issued and outstanding, respectively                        99,672              96,552
  Additional paid-in capital                                                                    668,828             606,948
  Deficit accumulated during the development stage                                            (927,621)           (856,460)
                                                                                           ------------       -------------

    Total Stockholders' Equity (Deficit)                                                      (159,121)           (152,960)
                                                                                           ------------       -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $          -      $           -
                                                                                           ============       =============


                         The accompanying notes are an integral part of these financial statements.


                                                             4

                                                    ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)


                                                                                                                     From
                                                                                                                  Inception
                                                        For the                           For the                on July 10,
                                                  Three Months Ended                 Nine Months Ended               1997
                                                     September 30,                     September 30,               Through
                                          ------------------------------     ------------------------------     September 30,
                                              2002              2001            2002               2001              2002
                                          -----------       ------------     -----------      -------------     -------------
REVENUES                                  $         -       $          -     $         -      $           -     $           -

EXPENSES
  Bad debts                                         -                  -               -            480,550           480,550
  General and administrative                   22,549             40,985          65,468            688,163           489,546
                                          -----------       ------------     -----------      -------------     -------------

    Total Expenses                             22,549             40,985          65,468            688,163           970,096
                                          -----------       ------------     -----------      -------------     -------------

LOSS FROM OPERATIONS                         (22,549)           (40,985)        (65,468)          (688,163)         (970,096)
                                          -----------       ------------     -----------      -------------     -------------

OTHER (EXPENSE) INCOME
  Interest expense                            (1,918)            (1,593)         (5,693)            (1,593)          (10,698)
  Interest income                                   -                  -               -                  -            53,173
                                          -----------       ------------     -----------      -------------     -------------

    Total Other (Expense) Income              (1,918)            (1,593)         (5,693)            (1,593)            42,475
                                          -----------       ------------     -----------      -------------     -------------

NET LOSS                                  $  (24,467)       $   (42,578)     $  (71,161)      $   (689,756)      $  (927,621)
                                          ===========       ============     ===========      =============      ============

BASIC LOSS PER SHARE                      $    (0.00)       $     (0.00)     $    (0.00)      $      (0.01)
                                          ===========       ============     ===========      =============

WEIGHTED AVERAGE NUMBER OF SHARES          99,672,000        101,325,996      97,952,440        116,518,812
                                          ===========       ============     ===========      =============


                         The accompanying notes are an integral part of these financial statements.

                                                   ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                        Statements of Stockholders' Equity (Deficit)
                                 From Inception on July 10, 1997 Through September 30, 2002

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                             Common Stock              Additional          Stock         During the
                                                      -------------------------         Paid-In        Subscription      Development
                                                        Shares          Amount          Capital         Receivable          Stage
                                                      ----------       --------       ------------     ------------      -----------
Balance at inception on July 10, 1997                          -       $      -       $                $                $         -

Common stock issued for services                      60,000,000         60,000           (58,000)               -                -

Net loss from inception on July 10,
  1997 to December 31, 1997                                    -              -                 -                -           (2,000)
                                                      ----------       --------       ------------     ------------      -----------

Balance, December 31, 1997                            60,000,000         60,000           (58,000)               -           (2,000)

Net loss for the year ended
  December 31, 1998                                            -              -                 -                -                -
                                                      ----------       --------       ------------     ------------      -----------

Balance, December 31, 1998                            60,000,000         60,000           (58,000)               -           (2,000)

Net loss for the year ended
  December 31, 1999                                            -              -                 -                -                -
                                                      ----------       --------       ------------     ------------      -----------

Balance, December 31, 1999                            60,000,000         60,000           (58,000)               -           (2,000)

Common stock issued for cash at
  $0.02 per share on June 10, 2000                    36,720,000         36,720           728,280         (500,000)               -

Common stock issued for cash at
  $0.02 per share on September 21, 2000               21,600,000         21,600           428,400                -                -

Stock offering costs                                           -              -           (60,000)               -                -

Common stock issued for cash at
  $0.02 per share on October 19, 2000                    601,200            601            11,924                -                -

Common stock issued for cash at
  $0.02 per share on October 31, 2000                    240,000            240             4,760                -                -

Net loss for the year ended
  December 31, 2000                                            -              -                 -                -         (145,092)
                                                      ----------       --------       ------------     ------------      -----------

Balance, December 31, 2000                           119,161,200       $119,161       $ 1,053,364      $  (500,000)      $ (147,092)
                                                      ----------       --------       ------------     ------------      -----------


                           The accompanying notes are an integral part of these financial statements.

                                                               6

                                                    ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit) (Continued)
                                 From Inception on July 10, 1997 Through September 30, 2002

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                  Common Stock               Additional          Stock             During the
                                          -----------------------------       Paid-In        Subscription         Development
                                            Shares            Amount          Capital         Receivable            Stage
                                          -----------      ------------    -------------     -------------      --------------
Balance, December 31, 2000                119,161,200      $    119,161    $   1,055,364     $   (500,000)      $    (147,092)

Common stock issued for services to
  related parties at $0.02 per
  share on January 11, 2001                 3,540,000             3,540           70,210                 -                   -

Common stock issued for services to
  related parties at $0.02 per
  share on February 6, 2001                   850,800               851           16,874                 -                   -

Cancellation of stock at $0.02 per
  share on February 6, 2001               (3,540,000)           (3,540)         (70,210)            73,750                   -

Cancellation of stock from related
  parties at $0.02 per share on
  March 16, 2001                          (3,000,000)           (3,000)         (59,500)                 -                   -

Cancellation of stock at $0.02 per
  share on September 7, 2001             (20,460,000)          (20,460)        (405,790)           426,250                   -

Net loss for the year ended
  December 31, 2001                                 -                 -                -                 -           (709,368)
                                          -----------      ------------    -------------     -------------      --------------

Balance, December 31, 2001                 96,552,000            96,552          606,948                 -           (856,460)

Common stock issued for cash and
  subscriptions receivable at $0.02
  per share on June 11, 2002
  (unaudited)                               5,520,000             5,520          109,480          (55,000)                   -

Cancellation of stock at $0.02 per
  share On June 26, 2002 (unaudited)      (2,400,000)           (2,400)         (47,600)                 -                   -

Collected $55,000 on stock subscription
   receivable on July 9, 2002 (unaudited)           -                 -                -            55,000                   -

Net loss for the nine months ended
  September 30, 2002 (unaudited)                    -                 -                -                 -            (71,161)
                                          -----------      ------------    -------------     -------------      --------------

Balance, September 30, 2002
  (unaudited)                              99,672,000      $     99,672    $     668,828     $           -      $    (927,621)
                                          ===========      ============    =============     =============      ==============


                         The accompanying notes are an integral part of these financial statements.

                                                    ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                                  Statements of Cash Flows
                                                         (Unaudited)
                                                                                                                   From
                                                                                                                Inception
                                                                                         For the               on July 10,
                                                                                    Nine Months Ended              1997
                                                                                      September 30,               Through
                                                                             -----------------------------     September 30,
                                                                                 2002              2001            2002
                                                                             -----------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $  (71,161)      $  (689,756)     $  (927,621)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Bad debt                                                                           -           480,550          480,550
    Issuance of stock for services                                                     -            91,475           93,475
  Changes in operating assets and liability accounts:
    (Increase) decrease in interest receivable                                         -                 -         (53,174)
    Increase (decrease) in accounts payable                                          468          (24,233)           53,273
    Increase in interest payable - related party                                   5,693             1,593           10,698
                                                                             -----------      ------------     ------------

      Net Cash (Used) by Operating Activities                                   (65,000)         (140,371)        (342,799)
                                                                             -----------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash loaned on notes receivable - related party                                      -                 -        (707,152)
  Repayment of notes receivable - related party                                        -            64,276          217,276
                                                                             -----------      ------------     ------------

    Net Cash Provided (Used) by Investing Activities                                   -            64,276        (489,876)
                                                                             -----------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in bank overdraft                                                             -          (12,905)                -
  Proceeds from note payable - related party                                           -            89,000           95,150
  Stock offering costs                                                                 -                 -         (60,000)
  Repurchase and cancellation of common stock                                   (50,000)                 -         (50,000)
  Issuance of stock for cash                                                     115,000                 -          847,525
                                                                             -----------      ------------     ------------

    Net Cash Provided by Financing Activities                                     65,000            76,095          882,675

NET (DECREASE) IN CASH                                                                 -                 -                -

CASH AT BEGINNING OF PERIOD                                                            -                 -                -
                                                                             -----------      ------------     ------------

CASH AT END OF PERIOD                                                        $         -      $          -     $          -
                                                                             ===========      ============     ============


                         The accompanying notes are an integral part of these financial statements.

                                                             8

                                                    ALLIANCE TOWERS, INC.
                                               (Formerly USWEBAUCTIONS, INC.)
                                                (A Development Stage Company)
                                            Statements of Cash Flows (Continued)
                                                         (Unaudited)

                                                                                                                  From
                                                                                                               Inception
                                                                                      For the                 on July 10,
                                                                                 Nine Months Ended               1997
                                                                                   September 30,                Through
                                                                        ---------------------------------    September 30,
                                                                              2002              2001             2002
                                                                        ---------------    --------------    -------------
CASH PAYMENTS FOR:
  Income taxes
                                                                        $             -    $            -    $           -
  Interest                                                              $             -    $            -    $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services                                      $             -    $       91,475    $      93,475
  Cancellation of common stock                                          $        50,000    $            -    $     112,500


                         The accompanying notes are an integral part of these financial statements.


                                                             9

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     BALANCE SHEET. At September 30, 2002, we had total assets of approximately $0 and had current liabilities of approximately $159,121.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the nine months ended September 30, 2002, we recorded $65,468 in general and administrative expenses. For the nine months ended September 30, 2002, our net loss was $71,161.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

Exhibit
No.            Description                                          Location
----------     --------------------------------------------------   -----------------------------------------------------
    2.01       Stock Purchase Agreement dated as of January 27,     Incorporated by reference to Exhibit 2.01 to our
               2000 among our company, Lido Capital Corporation,    company's Registration Statement on Form 10-SB filed
               Eric P. Littman and Dennis Sturm                     with the Securities and Exchange Commission on
                                                                    February 24, 2000

    2.02       Stock Purchase Agreement dated as of April 10,       Incorporated by reference to Exhibit 2.02 to our
               2000, among our company, USWEBAUCTIONS, Inc.,        company's Current Report on Form 8-K filed with the
               Jon Kochevar, and John Allen                         Securities and Exchange Commission on May 26, 2000

    2.03       Articles of Merger dated as of April 21, 2000 of     Incorporated by reference to Exhibit 2.03 to our
               USWEBAUCTIONS, Inc. into our company, together       company's quarterly report on Form 10-QSB filed
               with the Plan of Merger                              with the Securities and Exchange Commission on
                                                                    August 21, 2000

    2.04       Rescission Agreement and Mutual Release dated as     Incorporated by reference to Exhibit 2.01 to our
               of July 13, 2000 among our company, Jon Kochevar,    company's Current Report on Form 8-K filed
               and John Allen                                       with the Securities and Exchange Commission

    3.01       Articles of Incorporation filed on July 10, 1997     Incorporated by reference to Exhibit 3.01 to our
               with the Florida Secretary of State                  company's Registration Statement on Form 10-SB filed
                                                                    with the Securities and Exchange Commission on
                                                                    February 24, 2000

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

     (b)    Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarterly period ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 23, 2003                 ALLIANCE TOWERS, INC.

                                            By:  /S/ Robert Sandburg
                                                 ---------------------------
                                                     Robert Sandburg
                                                     Chief Executive Officer

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