Form 10KSB
period 2002-12-31
ALLIANCE TOWERS INC
filed 2003-09-26
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         (MARK ONE)

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2002

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-29689

                              ALLIANCE TOWERS, INC.
                 (Name of Small Business Issuer in Its Charter)

                       FLORIDA                                 65-0986953
            (State or Other Jurisdiction of                 (I.R.S. Employer
             Incorporation or Organization)                Identification No.)

 4333 SOUTH TAMIAMI TRAIL, SUITE F, SARASOTA, FLORIDA            34231
 ----------------------------------------------------            -----
       (Address of Principal Executive Offices)                (Zip Code)

                                 (941) 914-4638
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                             (Issuer's Former Name)

            22 SOUTH LINKS AVENUE, SUITE 204, SARASOTA, FLORIDA 34231
                            (Issuer's Former Address)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
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

      This Form 10-KSB  consists of 36 pages.  The Exhibit  Index begins on page
14.

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

FINANCIAL PERFORMANCE

      We have historically lost money. For the year ended December 31, 2002, we sustained losses of $89,450. Since our inception on July 10, 1997, we sustained losses of $945,910. Our independent auditors have noted that we have not established revenues sufficient to cover our operating costs and allow us to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. For more information concerning our financial performance, please see "Management's Discussion and Analysis or Plan of Operation."

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

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Company's common stock began trading on the "pink sheets" on November 16, 1999, under the symbol "AUUI" and was changed to "ALLC" on March 15, 2003. The Company's high and low bid prices by quarter during 2000, 2001, 2002 and 2003 are as follows:

                                                    CALENDAR YEAR 2000(1)
                                                    ---------------------
                                                    HIGH BID      LOW BID
                                                    --------     --------
              First Quarter                           None          None
              Second Quarter                          None          None
              Third Quarter                           None          None
              Fourth Quarter                         $1.50         $0.01

                                                    CALENDAR YEAR 2001(1)
                                                    ---------------------
                                                    HIGH BID      LOW BID
                                                    --------     --------
              First Quarter                          $1.50         $0.06
              Second Quarter                         $1.50         $0.06
              Third Quarter                          $1.50         $0.06
              Fourth Quarter                         $0.10         $0.08

                                                    CALENDAR YEAR 2002(2)
                                                    ---------------------
                                                    HIGH BID      LOW BID
                                                    --------     --------
              First Quarter                          $0.10         $0.09
              Second Quarter                         $0.15         $0.10
              Third Quarter                          $0.15         $0.05
              Fourth Quarter                         $0.15         $0.01

                                                    CALENDAR YEAR 2003(3)
                                                    ---------------------
                                                    HIGH BID      LOW BID
                                                    --------     --------
              First Quarter                          $0.04         $0.02
              Second Quarter                         $0.04         $0.04
              Third Quarter (July 1 -
              September 15)                          $0.05         $0.01

----------

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

      On June 11, 2002, we sold 5,520,000 shares of common stock for $60,000 in cash and a $55,000 stock subscription receivable at $0.02 per share. The receivable was collected in full on July 9, 2002.

      On June 26, 2002, we repurchased and cancelled 2,400,000 shares of common stock for $50,000, at $0.02 per share.

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

      BALANCE SHEET. At December 31, 2002, we had total assets of approximately $0 and had current liabilities of approximately $177,410.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the year ended December 31, 2002, we recorded $81,838 in general and administrative expenses. For the year ended December 31, 2002, our net loss was $89,450.

RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 141, Business Combinations;

      SFAS No. 142, Goodwill and Other Intangible Assets;

      SFAS No. 143, Accounting for Asset Retirement Obligations;

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of December 31, 2002, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock. In September 2000, our Company raised approximately $450,000 (less offering expenses of approximately $60,000) from the sale of 1,800,000 shares of our Company stock. All of these proceeds were loaned to Lido, which was owned and controlled by Earl T. Ingarfield, our former President and Director. The loan to Lido was unsecured, due on demand, and was to accrue interest at the rate of 10% per annum. On March 31, 2001, Lido repaid a portion of this loan by tendering 250,000 shares of common stock to our Company. Lido became insolvent and incapable of repaying the loan to our Company. We wrote-off, as bad debt, interest receivable of $29,841 and $450,709 of the loan receivable.

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

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2001 and 2002 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements appear beginning at page F-1.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                 C O N T E N T S

Independent Auditors' Report                                                F-3

Balance Sheet                                                               F-4

Statements of Operations                                                    F-5

Statements of Stockholders' Equity (Deficit)                                F-6

Statements of Cash Flows                                                    F-8

Notes to the Financial Statements                                          F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Alliance Towers, Inc.
(Formerly USWEBAUCTIONS, INC.)
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying balance sheet of Alliance Towers, Inc. (formerly USWEBAUCTIONS, INC.) (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 10, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Towers, Inc. (formerly USWEBAUCTIONS, INC.) (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on July 10, 1997 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
April 21, 2003

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    December 31,
                                                                        2002
                                                                    ------------
                                     ASSETS
                                     ------

CURRENT ASSETS

  Cash                                                              $        -
                                                                    ------------

   TOTAL ASSETS                                                     $        -
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                                  $   18,743
  Accounts payable - related party (Note 5)                             50,900
  Note payable - related party (Note 5)                                 95,150
  Interest payable - related party (Note 5)                             12,617
                                                                    ------------

   Total Current Liabilities                                           177,410
                                                                    ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
   preferred shares at $0.001 par value;
   -0- shares issued and outstanding                                         -
  Common stock authorized: 5,000,000,000
   common shares at $0.001 par value;
   99,672,000 shares issued and outstanding                             99,672
  Additional paid-in capital                                           668,828
  Deficit accumulated during the development stage                   (945,910)
                                                                    ------------

   Total Stockholders' Equity (Deficit)                              (177,410)
                                                                    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $        -
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       From
                                                                   Inception on
                                               For the             July 10, 1997
                                             Years ended              Through
                                            December 31,            December 31,
                                         2002           2001             2002
                                      -----------   ------------    ------------
REVENUES
                                      $         -   $          -      $        -
                                      -----------   ------------    ------------
EXPENSES
  Bad debt - stock subscriptions
    receivables                                 -         23,333          23,333
  Bad debt - related party                      -        457,217         457,217
  General and administrative               81,838        223,813         505,916
                                      -----------   ------------    ------------
   Total Expenses                          81,838        704,363         986,466
                                      -----------   ------------    ------------

  Loss from operations                   (81,838)      (704,363)       (986,466)
                                      -----------   ------------    ------------
OTHER (EXPENSE) INCOME
  Interest expense                        (7,612)        (5,005)        (12,617)
  Interest income                               -              -          53,173
                                      -----------   ------------    ------------
   Total Other (Expense) Income           (7,612)        (5,005)          40,556
                                      -----------   ------------    ------------

NET LOSS                              $  (89,450)   $  (709,368)      $(945,910)
                                      ===========   ============    ============

BASIC LOSS PER SHARE                  $    (0.00)   $     (0.01)
                                      ===========   ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   98,385,863    111,348,060
                                      ===========   ============


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION ON JULY 10, 1997 THROUGH DECEMBER 31, 2002
                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional      Stock      During the
                                            Common Stock          Paid-In    Subscription  Development
                                        Shares        Amount      Capital     Receivable      Stage
                                       ----------  -----------  -----------  -----------   ----------
Balance at inception on July 10,
  1997                                          -  $         -  $         -  $         -   $        -

Common stock issued for services       60,000,000       60,000     (58,000)            -            -

Net loss from inception on July 10,
  1997 to December 31, 1997                     -            -            -            -      (2,000)
                                       ----------  -----------  -----------  -----------   ----------

Balance, December 31, 1997             60,000,000       60,000     (58,000)            -      (2,000)

Net loss for the year ended
  December 31, 1998                             -            -            -            -            -
                                       ----------  -----------  -----------  -----------   ----------

Balance, December 31, 1998             60,000,000       60,000     (58,000)            -      (2,000)

Net loss for the year ended
  December 31, 1999                             -            -            -            -            -
                                       ----------  -----------  -----------  -----------   ----------
Balance, December 31, 1999             60,000,000       60,000     (58,000)            -      (2,000)

Common stock issued for cash at
  $0.02 per share on June 10, 2000     36,720,000       36,720      728,280    (500,000)            -

Common stock issued for cash at
  $0.02 per share on September 21,
  2000                                 21,600,000       21,600      428,400            -            -

Stock offering costs                            -            -     (60,000)            -            -

Common stock issued for cash at
  $0.02 per share on October 19,
  2000                                    601,200          601       11,924            -            -

Common stock issued for cash at
  $0.02 per share on October 31,
  2000                                    240,000          240        4,760            -            -

Net loss for the year ended
  December 31, 2000                             -            -            -            -    (145,092)
                                      -----------  -----------  -----------  -----------   ----------
Balance, December 31, 2000
                                      119,161,200  $   119,161  $ 1,055,364  $ (500,000)   $(147,092)
                                      -----------  -----------  -----------  -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
            FROM INCEPTION ON JULY 10, 1997 THROUGH DECEMBER 31, 2002
                                                                                            Deficit
                                                                                          Accumulated
                                                                Additional      Stock     During the
                                            Common Stock          Paid-In    Subscription Development
                                        Shares       Amount       Capital    Receivable     Shares
                                      -----------  -----------  -----------   ----------- -----------
Balance, December 31, 2000            119,161,200  $   119,161  $ 1,055,364   $ (500,000) $ (147,092)

Common stock issued for services to
  related parties at $0.02 per
  share on January 11, 2001             3,540,000        3,540       70,210            -            -

Common stock issued for services to
  related parties at $0.02 per
  share on February 6, 2001               850,800          851       16,874            -            -

Cancellation of stock at $0.02 per
  share on February 6, 2001           (3,540,000)      (3,540)     (70,210)       73,750            -

Cancellation of stock from related
  parties at $0.02 per share on
  March 16, 2001                      (3,000,000)      (3,000)     (59,500)            -            -

Cancellation of stock at $0.02 per
  share on September 7, 2001          (20,460,000)    (20,460)    (405,790)      426,250            -

Net loss for the year ended
  December 31, 2001                             -            -            -            -    (709,368)
                                      -----------  -----------  -----------   ----------- -----------

Balance, December 31, 2001             96,552,000       96,552      606,948            -    (856,460)

Common stock issued for cash at
  $0.02 per share on June 11, 2002      5,520,000        5,520      109,480     (55,000)            -

Cancellation of stock at $0.02 per
  share on June 26, 2002              (2,400,000)      (2,400)     (47,600)            -            -

Collection on stock subscription
  receivable on July 9, 2002                    -            -            -       55,000            -

Net loss for the year ended
  December 31, 2002                             -            -            -            -     (89,450)
                                      -----------  -----------  -----------   ----------- -----------
Balance, December 31, 2002
                                       99,672,000  $    99,672  $   668,828   $        -  % (945,910)
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

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                             From
                                                                                         Inception on
                                                                                           July 10,
                                                                      For the                1997
                                                                    Years ended            Through
                                                                   December 31,          December 31,
                                                                2002          2001           2002
                                                             -----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (89,450)   $  (709,368)  $  (945,910)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
   Bad debt - related party                                            -        457,217       457,217
   Bad debt - stock subscription receivable                            -         23,333        23,333
   Issuance of stock for services                                      -         91,475        93,474
  Changes in operating assets and liability accounts:
   (Increase) decrease in interest receivable                          -              -      (53,173)
   Increase (decrease) in accounts payable                      (34,062)       (23,183)        18,743
   Increase in accounts payable - related party                   50,900              -        50,900
   Increase in interest payable - related party                    7,612          5,005        12,617
                                                             -----------   ------------  ------------
     Net Cash Used by Operating Activities                      (65,000)      (155,521)     (342,799)
                                                             -----------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash loaned on notes receivable - related party                      -              -     (707,152)
  Repayment of notes receivable - related party                        -         73,276       217,276
                                                             -----------   ------------  ------------
   Net Cash Provided (Used) by Investing Activities                    -         73,276     (489,876)
                                                             -----------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in bank overdraft                                             -       (12,905)             -
  Proceeds from cash on note payable - related party                   -         95,150        95,150
  Stock offering costs                                                 -              -      (60,000)
  Repurchase and cancellation of common stock                   (50,000)              -      (50,000)
  Issuance of stock for cash                                     115,000              -       847,525
                                                             -----------   ------------  ------------
   Net Cash Provided by Financing Activities                      65,000         82,245       832,675
                                                             -----------   ------------  ------------

NET (DECREASE) IN CASH                                                 -              -             -

CASH AT BEGINNING OF PERIOD                                            -              -             -
                                                             -----------   ------------  ------------

CASH AT END OF PERIOD                                        $         -   $          -  $          -
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

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      From
                                                                  Inception on
                                                                    July 10,
                                               For the                1997
                                             Years ended            Through
                                            December 31,          December 31,
                                         2002          2001           2002
                                         --------    --------     ----------
CASH PAYMENTS FOR:
  Income taxes                           $      -    $      -     $        -
  Interest                               $      -    $      -     $        -

SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
  Common stock issued for services       $      -    $ 91,475     $   93,475

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  ORGANIZATION

August Project I Corporation (the `Company') was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. On April 20, 2000, the Company's name was changed to USWEBAUCTIONS, INC., in connection with a failed acquisition of USWEBAUCTIONS, INC., a private company. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On February 4, 2003, the Company's name was changed to Alliance Towers, Inc., in connection with the subsequent acquisition of Alliance Tower, Inc., a private Company (See Note 6).

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

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                  2002           2001
                                              -----------     ----------
          Deferred tax assets
            NOL Carryover                     $   107,980     $   73,045

          Deferred tax liabilities:
            Related party                        (57,000)       (37,100)

          Valuation allowance                    (50,980)       (35,945)
                                              -----------     ----------
          Net deferred tax asset              $        -      $       -
                                              -----------     ----------

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b.  PROVISION FOR TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                          2002          2001
                                      -----------   ------------

         Book (loss)                  $  (34,886)   $  (276,650)
         Related party accruals            19,851         37,110
         Stock for services                     -         35,675
         Bad debt (related party)               -        187,415
         Valuation allowance               15,035         16,450
                                      -----------   ------------
                                      $         -   $          -
                                      ===========   ============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $225,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.  BASIC LOSS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                             For the
                                                           Years Ended
                                                          December 31,
                                                    -------------------------
                                                       2002          2001
                                                    -----------   -----------
        Net loss (numerator)                        $  (89,450)   $  (709,368)

        Weighted average shares outstanding
          (denominator)                              98,385,863    111,348,060
                                                    -----------   ------------

        Basic loss per share                        $    (0.00)   $     (0.01)
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

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  RECENT ACCOUNTING PRONOUNCEMENTS

During the years ended  December 31, 2002,  and 2001,  the Financial  Accounting
Standards  Board  adopted  the  following  Statements  of  Financial  Accounting
Standards:

      o   SFAS No. 141, Business Combinations;
      o   SFAS No. 142, Goodwill and Other Intangible Assets;
      o   SFAS No. 143, Accounting for Asset Retirement Obligations;
      o   SFAS No. 144, Accounting for the Impairment or Disposal of
          Long-Lived Assets;
      o SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
      o   SFAS No. 146, Accounting for Exit or Disposal Activities;
      o   SFAS No. 147, Acquisitions of certain Financial Institutions; and
      o   SFAS No. 148, Accounting for Stock Based Compensation.

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

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

NOTE 4 -       MATERIAL EVENT

On July 12, 2001, the Company and A1 Cellular, Inc. signed a stock purchase agreement whereby the Company was to issue 129,600,000 shares of its common stock in exchange for all of the outstanding common stock of A1 Cellular, Inc. On February 12, 2002, this merger agreement was terminated.

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

NOTES PAYABLE - RELATED PARTY

As of December 31, 2002 and 2001, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2002 and 2001, this note had accrued interest of $12,617 and $5,005, respectively.

NOTE 5 -       RELATED PARTY TRANSACTIONS (CONTINUED)

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

ACCOUNTS PAYABLE

During the year ended December 31, 2002, the Company accrued $50,000 for the accounting and management services provided by a former officer and significant stockholder of the Company.

During the year ended December 31, 2002, the president and CEO of the Company paid $900 of expenses on behalf of the Company. The amount is not accruing interest and is payable on demand.

NOTE 6-        SUBSEQUENT EVENTS

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

      ROBERT SANDBURG. Mr. Robert Sandburg has served as President and Chief Executive Officer of Alliance Towers, Inc. since February 2003. Mr. Sandburg has over thirty-two years general management, engineering and construction experience with large multinational corporations, as well as companies in their early stages of development. Mr. Sandburg was the co-founder and a principal in two telecommunications businesses and was a Director of Site Development during the initial development and launch of services by Primeco Communications, now Verizon Wireless. Mr. Sandburg has experience in the implementation and development of management systems for start-up businesses. Prior to joining Alliance Towers, Inc., Mr. Sandburg co-founded and was Chief Operating Officer and Senior Vice President of RL Wireless, Inc. and Telecom Management Corporation. Both RL Wireless and Telecom Management provided development, engineering and construction services to the wireless communication industry. From November 1999 to January 2000 Mr. Sandburg was President of the Sandburg Group, a development and construction consulting firm. Prior to that, from May 1997 to November 1999, Mr. Sandburg was Senior Vice President and a principal of OPM-USA/American Tower Corporation. Mr. Sandburg was responsible for the operations of this tower development infrastructure company and the milestones set under the purchase agreement for the seventy million dollar sale of OPM-USA to American Tower. From June 1995 to April 1997, Mr. Sandburg held the position of Director of Site Development for Primeco Communications (currently Verizon Wireless) during its start-up and launch of PCS services in the southeast region. From May 1982 to October 1994, Mr. Sandburg held numerous management positions for Zurn/NEPCO, a wholly owned subsidiary of Zurn Industries. While at Zurn/NEPCO, Mr. Sandburg served as Project Manager, Manager of Estimating/Cost Control and Scheduling, Manager of Sales and Director of Business Development both national and international. From 1980 through 1982, Mr. Sandburg was Project Manager for GWI International overseeing the construction of the Metrorail mass transit project in Miami, FL. Prior to GWI International, Mr. Sandburg was Project Engineer from 1978 to 1980 for BOECON, the construction subsidiary of the Boeing Companies. From 1970 to 1978, Mr. Sandburg held engineering and management positions with Brown and Root Construction, J.A. Jones Construction and Keith and Schnars Engineering Corporation. Mr. Sandburg is licensed real estate agent in the state of Florida and sat on the Board of Directors for the Florida Business Roundtable.

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

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table provides information about the compensation paid by our Company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2002 and who received in excess of $100,000:

                                 ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                 -------------------    -------------------------------------------------
                                                                      RESTRICTED  SECURITIES
                                                        OTHER ANNUAL     STOCK    UNDERLYING  ALL OTHER
    NAME AND PRINCIPAL                                  COMPENSATION    AWARD(S)   OPTIONS   COMPENSATION
    POSITION(S)               YEAR   SALARY($) BONUS($)      ($)          ($)       (#S)         ($)
    -----------------------  ------  --------- -------- ------------  ----------  ---------- ------------
    Earl T. Ingarfield (1)    2002      --       --          --           --         --           --
    Former Chief Executive    2001      --       --          --           --         --           --
    Officer, President and
    Chairman of the Board     2000      --       --          --           --         --           --
    of Directors

----------

(1)   Mr.  Ingarfield became Chief Executive  Officer,  President and Chairman of the Board of Directors in
      January  1999.  Effective  February 5, 2003,  Mr.  Ingarfield  resigned as Chief  Executive  Officer,
      President and Chairman of the Board of Directors.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES
                                                                   NUMBER OF
                                                                  SECURITIES            VALUE OF
                                                                  UNDERLYING          UNEXERCISED
                                SHARES                            UNEXERCISED         IN-THE-MONEY
                             ACQUIRED ON         VALUE         OPTIONS/SAR'S AT     OPTIONS/SAR'S AT
          NAME                 EXERCISE       REALIZED ($)    FISCAL YEAR END(1)    FISCAL YEAR END
-------------------------   --------------   --------------  --------------------  ------------------
Earl T. Ingarfield                 --               --        Exercisable:     --            --
Former Chief Executive                                        Unexercisable:   --            --
Officer,
President and Chairman
of the
Board of Directors

----------
(1)     Mr.  Ingarfield  became Chief  Executive  Officer,  President and Chairman of the Board of Directors in
        January  1999.  Effective  February  5, 2003,  Mr.  Ingarfield  resigned  as Chief  Executive  Officer,
        President and Chairman of the Board of Directors.

                                          OPTION/SAR GRANTS TABLE
                                                 % TOTAL
                                 NO. OF       OPTIONS/SAR'S
                               SECURITIES       GRANTED TO
                               UNDERLYING      EMPLOYEES IN    EXERCISE OR BASE
                             OPTIONS/SAR'S     FISCAL YEAR           PRICE
         NAME                 GRANTED (#)          (%)           ($ PER SHARE)     EXPIRATION DATE
--------------------------  ---------------  ---------------  -------------------  ---------------
Earl T. Ingarfield                  --             N/A                  N/A               N/A
Former Chief Executive
Officer,
President and Chairman of
the
Board of Directors

-------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

      The following table sets forth as of September 15, 2003, the names, addresses and stock ownership in our Company for the current directors and named executive officers of our Company and every person known to our Company to own five percent (5%) or more of the issued and outstanding shares of the Common
Stock:

                                                         SHARES        ACQUIRABLE
                       NAME AND ADDRESS                BENEFICIARY       WITHIN      PERCENTAGE
TITLE OF CLASS:      OF BENEFICIAL OWNER:                 OWNED:         60 DAYS:    OF CLASS(2):
---------------     ------------------------------   ---------------  ------------- -------------
Common              Robert Sandburg                    270,000,000          --         23.77%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Michael Delin                       30,000,000          --          2.64%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Kenneth Brand                      260,000,000          --         22.89%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231

Common              Central Wireless Inc.              100,000,000          --          8.81%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231
                    All Officers and Directors as
Common              a Group (2)                        300,000,000          --         26.42%

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

      As of December 31, 2002 and 2001, our Company had a note payable-related party with a balance of $95,150. This note payable had an annual interest rate of 8%, was unsecured, and was due on demand. As of December 31, 2002 and 2001, our Company had received proceeds in the amounts of $95,150 and $0, respectively. As of December 31, 2002 and 2001, this note had accrued interest of $12,617 and $5,005, respectively.

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

      During the year ended December 31, 2002, we accrued $50,000 for the accounting and management services provided by a former officer and significant shareholder of our Company.

      During the year ended December 31, 2002, our former President and CEO paid $900 of expenses on hehalf of our Company. The amount is not accruing interest and is payable on demand.

      As of December 31, 2002 and 2001, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2002 and 2001, this note had accrued interest of $12,617 and $5,005, respectively.

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

      (b)  REPORTS ON FORM 8-K.

           None

ITEM 14.  CONTROLS AND PROCEDURES

      ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO AND CFO CERTIFICATION. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and CFO. The second form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE CONTROLS EVALUATION. The CEO and CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a Annual basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-KSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

      In accord with SEC requirements, the CEO and CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 26, 2003              ALLIANCE TOWERS, INC.

                                        By:  /S/ ROBERT SANDBURG
                                             ----------------------------------
                                                Robert Sandburg
                                                Chief Executive Officer,
                                                President and Chairman


Date:   September 26, 2003              By:  /S/ MICHAEL DELIN
                                             ----------------------------------
                                                Michael Delin
                                                Chief Financial Officer

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



Date:   September 26, 2003                 By:  /S/ ROBERT SANDBURG
                                               -------------------------------
                                                  Robert Sandburg
                                                  Chief Executive Officer

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



Date:   September 26, 2003                 By:  /S/ MICHAEL DELIN
                                               -------------------------------
                                                  Michael Delin
                                                  Chief Financial Officer

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



Date:   September 26, 2003                By:  /S/ ROBERT SANDBURG
                                               -------------------------------
                                                  Robert Sandburg
                                                  Chief Executive Officer

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


Date:   September 26, 2003                By:  /S/ MICHAEL DELIN
                                               -------------------------------
                                                  Michael Delin
                                                  Chief Financial Officer
                                       19