Form 10QSB
period 2003-03-31
ALLIANCE TOWERS INC
filed 2003-10-15
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

      (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2003

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

                FLORIDA                               65-0986953
                -------                               ----------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


        4333 SOUTH TAMIAMI TRAIL,
       SUITE F, SARASOTA, FLORIDA                        34231
       --------------------------                        -----
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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      There were 1,135,672,000 shares of Common Stock outstanding as of October 8, 2003.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                  March 31,      December 31,
                                                                     2003            2002
                                                                 (Unaudited)
                                                                ------------    -------------

CURRENT ASSETS
  Cash                                                          $          -    $           -

    TOTAL ASSETS                                                $          -    $           -
                                                                ============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                              $     19,003    $       3,550
  Accounts payable - related party                                    68,741                -
  Accrued expenses                                                     2,975                -
  Deferred compensation                                               22,000                -
  Note payable - related party                                        95,150                -
  Interest payable - related party                                    14,520                -
                                                                ------------    -------------

Total Current Liabilities                                            222,389            3,550
                                                                ------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 preferred shares
    at $0.001 par value; -0- shares issued and outstanding                 -                -
  Common stock authorized: 5,000,000,000 common shares
    at $0.001 par value; 1,135,672,000 and 1,036,000,000
    shares issued and outstanding, respectively                    1,135,672        1,036,000
  Additional paid-in capital (deficit)                           (1,302,722)      (1,029,190)
  Deficit accumulated during the development stage                  (55,339)         (10,360)
                                                                ------------    -------------

    Total Stockholders' Equity (Deficit)                           (222,389)          (3,550)
                                                                ------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                   $          -      $         -
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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                     From
                                               For the           Inception on
                                            Three Months         December 3,
                                                Ended            2002 Through
                                              March 31,           March 31,
                                                2003                 2003
                                           --------------       --------------

REVENUES                                   $            -       $           -
                                           --------------       --------------

OPERATING EXPENSES

  Professional fees                                   200               3,750
  Consulting expenses                              10,000              16,810
  Payroll expenses                                 24,975              24,975
  General and administrative                        7,846               7,846
                                           --------------       --------------

    Total Operating Expenses                       43,021              53,381
                                           --------------       --------------

LOSS FROM OPERATIONS                             (43,021)            (53,381)
                                           --------------       --------------

OTHER EXPENSES

  Interest expense                                (1,958)             (1,958)
                                           --------------       --------------

    Total Other Expenses                          (1,958)             (1,958)
                                           --------------       --------------

NET LOSS                                        $(44,979)           $(55,339)
                                           --------------       --------------

BASIC LOSS PER SHARE                              $(0.00)
                                           ==============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                 1,086,943,467
                                           ==============

Note: The comparative income statement for the three months ended March 31, 2002 is not presented because the inception date is December 3, 2002.





   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on December 3, 2002 Through March 31, 2003

                                                                                                 Deficit
                                                                               Additional      Accumulated
                                                                                Paid-in         During the
                                                    Common Stock                Capital        Development
                                             Shares              Amount        (Deficit)           Stage
                                           -------------      ------------    ------------     ------------
Balance at inception on
December 3, 2002                                       -      $          -    $          -     $          -

December 2002, common stock
issued for consulting fees                 1,036,000,000         1,036,000     (1,029,190)                -

Net loss for the year ended
December 31, 2002                                      -                 -               -         (10,360)
                                           -------------      ------------    ------------     ------------

Balance, December 31, 2002                 1,036,000,000         1,036,000     (1,029,190)         (10,360)

Contributed capital by shareholder for
payment of accounts payable
(unaudited)                                            -                 -           3,550                -

February 13, 2003, recapitalization
(unaudited)                                   99,672,000            99,672       (277,082)                -

Net loss for the three months ended
March 31, 2003 (unaudited)                             -                 -               -         (44,979)
                                           -------------      ------------    ------------     ------------

Balance, March 31, 2003 (unaudited)        1,135,672,000      $  1,135,672    $(1,302,722)     $   (55,339)
                                           =============      ============    ============     ============

                The accompanying notes are an integral part of these financial statements.

                                                       6

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     From
                                                                                 Inception on
                                                             For the Three        December 3,
                                                             Months Ended        2002 Through
                                                               March 31,           March 31,
                                                                 2003                2003
                                                           ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $     (44,979)       $    (55,339)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Issuance of stock for consulting fees                                 -               6,810
Changes in operating assets and liability accounts:
  Increase in accounts payable and accounts payable
   - related party                                                 18,101              21,651
  Increase in accrued expenses                                      2,975               2,975
  Increase in deferred compensation                                22,000              22,000
  Increase in interest payable - related party                      1,903               1,903
                                                           ----------------     ---------------
    Net Cash (Used) by Operating Activities                             -                   -
                                                           ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                    -                   -
                                                           ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                                    -                   -
                                                           ----------------     ---------------
NET (DECREASE) IN CASH                                                  -                   -
                                                           ----------------     ---------------
CASH AT BEGINNING OF PERIOD                                             -                   -
                                                           ----------------     ---------------
CASH AT END OF PERIOD                                      $            -       $           -
                                                           ================     ===============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAYMENTS FOR:

  Income taxes                                             $            -       $           -
  Interest                                                 $            -       $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Recapitalization                                         $    (177,410)       $   (177,410)
  Common stock issued for consulting fees                  $            -       $       6,810
  Contributed capital by shareholder for payment
   of accounts payable                                     $        3,550       $       3,550


Note: The  comparative  statement of cash flows for the three months ended March 31, 2002 is not presented because the inception date is December 3, 2002.


         The accompanying notes are an integral part of these financial statements.

                                               7

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -   GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   MATERIAL EVENTS

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

On February 13, 2003, the Company and Alliance Tower, Inc. (Alliance), completed a Share Exchange Agreement whereby the Company issued one billion thirty-six million (1,036,000,000) shares of its common stock in exchange for all of the outstanding common stock of Alliance. Immediately prior to the Share Exchange Agreement, the Company had 99,672,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Alliance because the shareholders of Alliance controlled the Company after the acquisition was completed. Alliance was treated as the acquiring entity for accounting purposes and Alliance Towers, Inc. (Formerly USWEBAUCTIONS, INC.), was the surviving entity for legal purposes. Immediately following the acquisition, all prior officers and directors of the Company resigned. The new officers and Board of Directors consist of the management of the acquired Alliance Tower, Inc.

NOTE 4 -   RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE

As of March 31, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

As of March 31, 2003, the Company owed the president and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

As of March 31, 2003, the Company owed the president and CEO of the Company and a significant stockholder of the Company $7,841 and $10,000 for expenses paid on behalf of the Company and consulting services provided during the quarter, respectively. The amounts are not accruing interest and are payable on demand.

NOTES PAYABLE AND INTEREST PAYABLE - RELATED PARTY

As of March 31, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of March 31, 2003 and December 31, 2002, this note had accrued interest of $14,520 and $12,617, respectively.

NOTE 5 -   SUBSEQUENT EVENT

Subsequent to March 31, 2003, the Company entered in to several notes payable totaling $49,500 at 9% interest with terms of one year.

Subsequent to the quarter ended March 31, 2003, the Company entered into six letter of intent for the Company to lease ground and tower space to lessee for installation of equipment and antennas at its line tower facility for an initial lease term of 5 years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facility.

Subsequent to the quarter ended March 31, 2003, the Company entered into five lease agreements for the Company to elase ground for an initial lease term of 5 years with five 5-year extensions. Rent of $500-$600 will be paid monthly with 10% escalation beginning on the anniversary of every 5-year term. Rent will commence upon the start of construction of the tower facilities.

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

      On January 31, 2003, we completed a 12-for-1 forward stock split. Prior to the 12-for-1 forward stock split, we had 8,306,000 shares of common stock issued and outstanding and subsequent to the forward split we had 99,672,000 shares of common stock issued and outstanding. On February 4, 2003, we amended our Articles of Incorporation to change our name to Alliance Towers, Inc. and increase our authorized common stock to 5,000,000,000 shares. On February 13, 2003, we consummated a share exchange transaction with Alliance Tower, Inc., a private company ("Alliance"), whereby we issued 1,036,000,000 shares of our common stock in exchange for all of the outstanding common stock of Alliance. Alliance will be treated as the acquiring entity for accounting purposes and our Company will be treated as the surviving entity for legal purposes. Immediately following the consummation of the share exchange transaction, Earl T. Ingarfield resigned as President and a Director of our Company and Robert Sandburg became our President, Chief Executive Officer and a Director.

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

      We are currently involved in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and deployment and ownership of wireless broadband networks. Currently all of the tower facilities we are developing are located in Georgia. We anticipate leasing both ground and tower space at our facilities to wireless service providers for the installation of their equipment and antennas.

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

      Currently, we are developing the below listed sites.

      OUSLEY TOWER FACILITY
      ---------------------

      The Ousley Tower Facility will be located in Brooks County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      NORMAN TOWER FACILITY
      ---------------------

      The Norman Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      PINEBORO TOWER FACILITY
      -----------------------

      The Pineboro Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      SMITH TOWER FACILITY
      --------------------

      The Smith Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease, whose terms and conditions have been accepted by the landowner, is currently in process. The proposed lease's initial term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. The proposed rent is Three Hundred Dollars ($300) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      OMEGA TOWER FACILITY
      --------------------

      The Omega Tower Facility will be located in Tift County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiation, has an initial term of five (5) years with five
(5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rate will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      LINE TOWER FACILITY
      -------------------

      The Line Tower Facility will be located in Coweta County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiations, has an initial term of five (5) years with five
(5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. The Letter of Intent for the site has been submitted to Cingular for signature. The Carrier Lease Agreement's rate will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five
(5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004.

      SASSER TOWER FACILITY
      ---------------------

      The Sasser Tower Facility will be located in Terrell County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      GREENS CUT TOWER FACILITY
      -------------------------

      The Greens Cut Tower Facility will be located in Burke County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      GEORGETOWN TOWER FACILITY
      -------------------------

      The Georgetown Tower Facility will be located in Georgetown County, SC. The Facility will be located on a leased parcel of property owned by Georgetown County. The ground lease has been approved and the initial lease term is for ten
(10) years with nine (9), five (5) year terms (total 55 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is $10 per year with no escalation. Georgetown County's Department of Emergency Services is the anchor tenant. The Department's Lease Agreement rate will be Seven Hundred Fifty
Dollars ($750) per month with 2% escalation per year. The initial term is for ten (10) years with four (4), five (5) year automatic renewals (30 year total) unless terminated by the County prior to the renewal period. The County's Lease Agreement is approved. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      SITES IN SITE ACQUISITION AND LEASING PROCESS
      ---------------------------------------------

      Alliance Towers is currently in the site acquisition and leasing process on twelve additional sites in Georgia. The sites are based upon the projected requirements for locations by Verizon and other wireless carriers for the proposed 2004 network expansions. Alliance Towers currently has one lease option completed in Randolph County and one lease in negotiations in Webster County. Preliminary scouting and zoning reports have been prepared on all site area locations.

      We also anticipate offering tower management and marketing services to customers who may own tower facilities, but who may prefer to contract these services to others.

      BALANCE SHEET. At March 31, 2003, we had total assets of approximately $0 and had current liabilities of approximately $222,389.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the three months ended March 31, 2003, we recorded $43,021 in total operating expenses, consisting of $24,975 in payroll expenses, $10,000 in consulting expenses, $7,846 in general and administrative expenses and $200 in professional fees. For the three months ended March 31, 2003, our net loss was $44,979.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of March 31, 2003, we had no cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock.

      We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

      CHANGES IN NUMBER OF EMPLOYEES. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer, and Michael Delin, our Chief Financial Officer. We are currently reviewing our personnel needs for 2003 and beyond. As of the date hereof, we do not anticipate hiring any employees until we develop additional sites and/or broadband areas.

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph in connection with the March 31, 2003 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

      WE HAVE NO  OPERATING  HISTORY  OR  REVENUE  FROM  WHICH TO  EVALUATE  OUR
      BUSINESS

      We have had no operating history or revenue from operations since our inception on December 3, 2002. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our Company does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in you losing your entire investment in our Company.

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

      (b)  None.

      (c) The following reflect transactions by the legal entity prior to the Company's recapitalization on February 13, 2003:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS.


EXHIBIT
NO.            DESCRIPTION                                          LOCATION
----------     -----------                                          --------
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

    2.02       Stock Purchase Agreement dated as of April 10,       Incorporated by reference to Exhibit 2.02 to our
               2000, among our company, USWEBAUCTIONS, Inc., Jon    company's Current Report on Form 8-K filed with the
               Kochevar, and John Allen                             Securities and Exchange Commission on May 26, 2000

    2.03       Articles of Merger dated as of April 21, 2000 of     Incorporated by reference to Exhibit 2.03 to our
               USWEBAUCTIONS, Inc. into our company, together       company's quarterly report on Form 10-QSB filed with
               with the Plan of Merger                              the Securities and Exchange Commission on August 21,
                                                                    2000

    2.04       Rescission Agreement and Mutual Release dated as     Incorporated by reference to Exhibit 2.01 to our
               of July 13, 2000 among our company, Jon Kochevar,    company's Current Report on Form 8-K filed with the
               and John Allen                                       Securities and Exchange Commission

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

      (b) REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 2003                  ALLIANCE TOWERS, INC.

                                         By:/s/Robert Sandburg
                                            ----------------------------------
                                               Robert Sandburg
                                               Chief Executive Officer

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


Date:  October 14, 2003                  By:/s/Robert Sandburg
                                            --------------------------------
                                               Robert Sandburg
                                               Chief Executive Officer

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


Date:  October 14, 2003                  By:/s/Michael Delin
                                            --------------------------------
                                               Michael Delin
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  October 14, 2003                 By: /s/Robert Sandburg
                                            --------------------------------
                                               Robert Sandburg
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  October 14, 2003                  By: /s/ Michael Delin
                                             --------------------------------
                                                 Michael Delin
                                                 Chief Financial Officer