Form 10QSB
period 2003-06-30
ALLIANCE TOWERS INC
filed 2003-10-16
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                 (A Development Stage Company)
                                        Balance Sheets


                                            ASSETS
                                            ------
                                                                  June 30,      December 31,
                                                                    2003            2002
                                                               --------------  --------------
                                                                (Unaudited)
CURRENT ASSETS

  Cash                                                         $           93  $            -
  Deposits                                                             34,500               -
                                                               --------------  --------------

    Total Current Assets                                               34,593               -
                                                               --------------  --------------

LONG-TERM ASSETS

  Note receivable                                                      10,400               -
                                                               --------------  --------------

    Total Long-Term Assets                                             10,400               -
                                                               --------------  --------------

    TOTAL ASSETS                                               $       44,993  $            -
                                                               ==============  ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                             $       26,190  $        3,550
  Accounts payable - related party                                     86,620               -
  Deferred compensation                                                51,750               -
  Note payable                                                         59,900               -
  Note payable - related party                                         95,150               -
  Interest payable                                                        852               -
  Interest payable - related party                                     16,423               -
                                                               --------------  --------------

    Total Current Liabilities                                         336,885           3,550
                                                               --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 preferred
   shares at $0.001 par value; -0- shares issued and
   outstanding                                                              -               -
  Common stock authorized: 5,000,000,000 common shares
   at $0.001 par value; 1,135,672,000 and 1,036,000,000
   shares issued and outstanding, respectively                      1,135,672       1,036,000
  Additional paid-in capital (deficit)                             (1,302,722)     (1,029,190)
  Deficit accumulated during the development stage                   (124,842)        (10,360)
                                                               --------------  --------------

    Total Stockholders' Equity (Deficit)                             (291,892)         (3,550)
                                                               --------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                $       44,993  $            -
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

                                     ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                 (A Development Stage Company)
                                   Statements of Operations
                                          (Unaudited)

                                                                                  From
                                                   For the        For the      Inception on
                                                Three Months    Six Months      December 3,
                                                    Ended         Ended        2002 Through
                                                  June 30,       June 30,        June 30,
                                                    2003           2003            2003
                                              ---------------  --------------  --------------

REVENUES                                      $             -  $            -  $            -
                                              ---------------  --------------  --------------

OPERATING EXPENSES

  Professional fees                                    17,135          17,335          20,885
  Consulting expenses                                  17,500          27,500          34,310
  Payroll expenses                                     26,775          51,750          51,750
  General and administrative                            5,338          13,184          13,184
                                              ---------------  --------------  --------------

    Total Operating Expenses                           66,748         109,769         120,129
                                              ---------------  --------------  --------------

LOSS FROM OPERATIONS                                  (66,748)       (109,769)       (120,129)
                                              ---------------  --------------  --------------

OTHER EXPENSES

  Interest expense                                     (2,755)         (4,713)         (4,713)
                                              ---------------  --------------  --------------

    Total Other Expenses                               (2,755)         (4,713)         (4,713)
                                              ---------------  --------------  --------------

NET LOSS                                      $       (69,503) $     (114,482) $     (124,842)
                                              ===============  ==============  ==============

BASIC LOSS PER SHARE                          $         (0.00) $        (0.00)
                                              ===============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                             1,135,672,000   1,111,442,343
                                              ===============  ==============

Note: The comparative  income  statements for the three and six months ended June 30, 2002 are not presented because the inception date is December 3, 2002.


          The accompanying notes are an integral part of these financial statements.

                                    ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
                   From Inception on December 3, 2002 Through June 30, 2003


                                                                                   Deficit
                                                                    Additional   Accumulated
                                           Common Stock              Paid-in      During the
                                   ----------------------------      Capital     Development
                                       Shares         Amount        (Deficit)        Stage
                                   --------------  ------------  -------------- --------------
Balance at inception on
 December 3, 2002                               -  $          -  $           -  $          -

December 2002, common stock
 issued for consulting fees         1,036,000,000     1,036,000     (1,029,190)            -

Net loss for the year ended
 December 31, 2002                              -             -              -       (10,360)
                                    -------------  ------------  -------------  ------------

Balance, December 31, 2002          1,036,000,000     1,036,000     (1,029,190)      (10,360)

Contributed capital by shareholder
 for payment of accounts payable
 (unaudited)                                    -             -          3,550             -

February 13, 2002, recapitalization
 (unaudited)                           99,672,000        99,672       (277,082)            -

Net loss for the six months ended
 June 30, 2003 (unaudited)                      -             -              -      (114,482)
                                    -------------  ------------  -------------  ------------

Balance, June 30, 2003 (unaudited)  1,135,672,000  $  1,135,672  $  (1,302,722) $   (124,842)
                                    =============  ============  =============  ============


          The accompanying notes are an integral part of these financial statements.

                                     ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                                    From
                                                                  For the        Inception on
                                                                 Six Months       December 3,
                                                                   Ended         2002 Through
                                                                  June 30,         June 30,
                                                                    2003             2003
                                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                     $     (114,482) $     (124,842)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Issuance of common stock for consulting fees                              -           6,810
Changes in operating assets and liabilities:
    (Increase) in deposits                                            (34,500)        (34,500)
    (Increase) in note receivable                                     (10,400)        (10,400)
    Increase in accounts payable and accounts payable
      - related party                                                  43,167          46,717
    Increase in accrued expenses                                            -               -
    Increase in deferred compensation                                  51,750          51,750
    Increase in interest payable and interest payable
     - related party                                                    4,658           4,658
                                                               --------------  --------------

      Net Cash (Used) by Operating Activities                         (59,807)        (59,807)
                                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                        -               -
                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable                                           59,900          59,900
                                                               --------------  --------------

    Net Cash Provided by Financing Activities                          59,900          59,900
                                                               --------------  --------------

NET INCREASE (DECREASE) IN CASH                                            93              93

CASH AT BEGINNING OF PERIOD                                                 -               -
                                                               --------------  --------------

CASH AT END OF PERIOD                                          $           93  $           93
                                                               ==============  ==============


Note:   The comparative  statement of cash flows for the six months ended June 30, 2002 is not presented because the inception date is December 3, 2002.


          The accompanying notes are an integral part of these financial statements.

                                     ALLIANCE TOWERS, INC.
                                (Formerly USWEBAUCTIONS, INC.)
                                 (A Development Stage Company)
                             Statements of Cash Flows (Continued)
                                          (Unaudited)

                                                                                    From
                                                                   For the      Inception on
                                                                 Six Months      December 3,
                                                                   Ended        2002 Through
                                                                  June 30,         June 30,
                                                                    2003            2003
                                                               --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAYMENTS FOR:

  Interest                                                     $            -  $            -
  Income taxes                                                 $            -  $            -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Recapitalization                                             $     (177,410) $     (177,410)
  Common stock issued for consulting fees                      $            -  $        6,810
  Contributed capital by shareholder for payment of accounts
   payable                                                     $        3,550  $        3,550


Note:   The comparative  statement of cash flows for the six months ended June 30, 2002 is not presented because the inception date is December 3, 2002.


          The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



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

          During the quarter ended June 30, 2003, the Company entered into several notes payable totaling $59,900 at 9% interest with terms of one year.

          During the quarter ended June 30, 2003, the Company entered into five letters of intent for the Company to lease ground and tower space to lessees for installation of equipment and antennas at its tower facilities for an initial lease term of 5-years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facilities.

          As of June 30, 2003, the Company recorded site acquisition deposits totaling $34,500 relating to the tower facilities.

          During the quarter ended June 30, 2003, the Company entered into two lease agreements for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $500 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

          During  June 2003,  the  Company  entered  into an  agreement  to loan
          $100,000 to a broadband service provider at 8.25% interest annually with 24 equal monthly payments of $4,534 plus 5% of gross revenues of the broadband services in conjunction with and starting at the same time as the beginning of the payments and continuing for 5 years. Payments will begin six months after launching of service. As of June 30, 2003, the total amount loaned to the broadband service provider is $10,400.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 4 -  RELATED PARTY TRANSACTIONS

          Accounts Payable
          ----------------

          As of June 30, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

          As of June 30, 2003, the Company owed the president and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

          As of June 30, 2003, the Company owed the president and CEO of the Company and a significant stockholder of the Company $8,220 and $27,500 for expenses paid on behalf of the Company and consulting services provided during the quarter, respectively. The amounts are not accruing interest and are payable on demand.

          Notes Payable and Interest Payable - Related Party
          --------------------------------------------------

          As of June 30, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of June 30, 2003 and December 31, 2002, this note had accrued interest of $16,423 and $12,617, respectively.

NOTE 5 -  SUBSEQUENT EVENTS

          Subsequent to the quarter ended June 30, 2003, the Company entered into one letter of intent for the Company to lease ground and tower space to lessee for installation of equipment and antennas at its tower facility for an initial lease term of 5 years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facility.

          Subsequent to the quarter ended June 30, 2003, the Company entered into three lease agreements for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $500-$600 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

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

     We have been in the development stage since inception and have undertaken limited business operations to date. We have $93 cash on-hand and deposits in an amount equal to $34,900. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. There can be no assurance that we will be successful in implementing our business plan.

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

     BALANCE SHEET. At June 30, 2003, we had total assets of approximately $34,593 and had current liabilities of approximately $336,885.

     INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of payroll expenses, consulting expenses and the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the six months ended June 30, 2003, we recorded $109,769 in total operating expenses, consisting of $51,750 in payroll expenses, $17,335 in consulting expenses, $13,184 in general and administrative expenses and $17,335 in professional fees. For the six months ended June 30, 2003, our net loss was $114,482.

PLAN OF OPERATION

     CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of June 30, 2003, we had $93 cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock.

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

GOING CONCERN OPINION

     Our independent auditors have added an explanatory paragraph in connection with the June 30, 2003 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

EXHIBIT
NO.       DESCRIPTION                         LOCATION
-------   -----------                         --------
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

     (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarterly period ended June 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2003                 ALLIANCE TOWERS, INC.

                                       By:  /s/ Robert Sandburg
                                          ----------------------------------
                                                Robert Sandburg
                                                Chief Executive Officer

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


Date: October 14, 2003                     By: /s/ Robert Sandburg
                                              ------------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

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


Date: October 14, 2003                    By: /s/ Michael Delin
                                              -------------------------------
                                                  Michael Delin
                                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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


Date: October 14, 2003                     By: /s/ Robert Sandburg
                                              --------------------------------
                                                   Robert Sandburg
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: October 14, 2003                     By: /s/ Michael Delin
                                              ------------------------------
                                                   Michael Delin
                                                   Chief Financial Officer