Form 10QSB
period 2003-09-30
ALLIANCE TOWERS INC
filed 2003-11-19
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There were 1,135,672,000 shares of Common Stock outstanding as of November 14, 2003.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ALLIANCE TOWERS, INC.
                         (FORMERLY USWEBAUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                                 Balance Sheets

                                 ASSETS
                                                    September 30,   December 31,
                                                        2003            2002
                                                     (Unaudited)
CURRENT ASSETS
  Cash                                              $        63     $         -
  Deposits                                               10,000               -
                                                    ------------    ------------
   Total Current Assets                                  10,063               -
                                                    ------------    ------------
LONG-TERM ASSETS

  Constructed assets in progress                         25,500               -
  Note receivable                                        10,400               -
                                                    ------------    ------------
   Total Long-Term Assets                                35,900               -
                                                    ------------    ------------

   TOTAL ASSETS                                     $    45,963     $         -
                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                  $    58,205     $     3,550
  Accounts payable - related party                      105,005               -
  Deferred compensation                                  77,250               -
  Note payable                                           59,900               -
  Note payable - related party                           95,150               -
  Interest payable                                        2,209               -
  Interest payable - related party                       18,324               -
                                                    ------------    ------------
   Total Current Liabilities                            416,043           3,550
                                                    ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock authorized: 10,000,000 preferred
   shares at $0.001 par value; -0- shares issued
   and outstanding                                            -               -
  Common stock authorized: 5,000,000,000 common
   shares at $0.001 par value; 1,135,672,000 and
   1,036,000,000 shares issued and outstanding,
   respectively                                       1,135,672       1,036,000
  Additional paid-in capital (deficit)               (1,302,722)     (1,029,190)
  Deficit accumulated during the development stage     (203,030)        (10,360)
                                                    ------------    ------------
   Total Stockholders' Equity (Deficit)                (370,080)         (3,550)
                                                    ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                               $    45,963     $         -
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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                       From
                                                                   Inception on
                                      Fro the                       December 3,
                                       Three                           2002
                                    Months Ended   For the Nine       Through
                                     September     Months Ended      September
                                        30,        September 30,        30,
                                        2003           2003            2003
                                  --------------- --------------- --------------
REVENUES                          $            -  $            -  $           -
                                  --------------- --------------- --------------

OPERATING EXPENSES
  Professional fees                       33,139          50,474         54,024
  Consulting expenses                     15,000          42,500         49,310
  Payroll expenses                        25,500          77,250         77,250
  General and administrative               1,291          14,475         14,475
                                  --------------- --------------- --------------
   Total Operating Expenses               74,930         184,699        195,059
                                  --------------- --------------- --------------

LOSS FROM OPERATIONS                    (74,930)       (184,699)      (195,059)
                                  --------------- --------------- --------------

OTHER EXPENSES
  Interest expense                       (3,258)         (7,971)        (7,971)
                                  --------------- --------------- --------------
   Total Other Expenses                  (3,258)         (7,971)        (7,971)
                                  --------------- --------------- --------------

NET LOSS                          $     (78,188)  $    (192,670)  $   (203,030)
                                  =============== =============== ==============

BASIC LOSS PER SHARE              $       (0.00)  $       (0.00)
                                  =============== ===============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               1,135,672,000   1,119,607,648
                                  =============== ===============

Note: The comparative income statements for the three and nine months ended September 30, 2002 are not presented because the inception date is December 3, 2002.

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on December 3, 2002 Through September 30, 2003

                                                                                             Deficit
                                                                            Additional      Accumulated
                                                                              Paid-in       During the
                                                     Common Stock             Capital       Development
                                                 Shares        Amount        (Deficit)         Stage
                                              -------------   ----------    ------------    ------------

Balance at inception on December 3, 2002                  -   $        -    $          -    $        -

December 2002, common stock issued for
  consulting fees                             1,036,000,000    1,036,000     (1,029,190)             -

Net loss for the year ended December 31,
  2002                                                    -            -               -      (10,360)
                                              -------------   ----------    ------------    ----------
Balance, December 31, 2002                    1,036,000,000    1,036,000     (1,029,190)      (10,360)

Contributed capital by shareholder for
  payment of accounts payable (unaudited)                 -            -           3,550             -

February 13, 2003, recapitalization
  (unaudited)                                    99,672,000       99,672       (277,082)             -

Net loss for the nine months ended
  September 30, 2003 (unaudited)                          -            -               -     (192,670)
                                              -------------   ----------    ------------    ----------

Balance, September 30, 2003 (unaudited)       1,135,672,000   $1,135,672    $(1,302,722)    $(203,030)
                                              =============   ==========    ============    ==========

              The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                        For the     Inception on
                                                      Nine Months    December 3,
                                                         Ended      2002 Through
                                                                      September
                                                     September 30,       30,
                                                          2003          2003
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (192,670)   $  (203,030)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Issuance of common stock for consulting fees                 -          6,810
  Changes in operating assets and liabilities:
   (Increase) in deposits                                (10,000)       (10,000)
   (Increase) in note receivable                         (10,400)       (10,400)
   Increase in accounts payable and accounts
    payable - related party                                93,567         97,117
   Increase in deferred compensation                       77,250         77,250
   Increase in interest payable and interest
    payable - related party                                 7,916          7,916
                                                     ------------   ------------
     Net Cash Used by Operating Activities               (34,337)       (34,337)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in constructed assets in progress           (25,500)       (25,500)
                                                     ------------   ------------
     Net Cash Used by Investing Activities               (25,500)       (25,000)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                               59,900         59,900
                                                     ------------   ------------
     Net Cash Provided by Financing Activities             59,900         59,900
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                                63             63

CASH AT BEGINNING OF PERIOD                                     -              -
                                                     ------------   ------------

CASH AT END OF PERIOD                                $         63   $         63
                                                     ============   ============

Note: The comparative statement of cash flows for the nine months ended September 30, 2002 is not presented because the inception date is December 3, 2002.

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                         From
                                                                      Inception
                                                                     on December
                                                                       3, 2002
                                                      For the Nine     Through
                                                      Months Ended    September
                                                      September 30,      30,
                                                          2003           2003
                                                      ------------- ------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAYMENTS FOR:
  Interest                                            $          -  $          -
  Income taxes                                        $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Recapitalization
  Common stock issued for consulting fees             $  (177,410)  $  (177,410)
  Contributed capital by shareholder for
   payment of accounts payable                        $          -  $      6,810
                                                      $      3,550  $      3,550

Note: The comparative statement of cash flows for the nine months ended September 30, 2002 is not presented because the inception date is December 3, 2002.

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

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

During the period ended September 30, 2003, the Company entered into several notes payable totaling $59,900 at 9% interest with terms of one year.

During the period ended September 30, 2003, the Company entered into seven letters of intent for the Company to lease ground and tower space to lessees for installation of equipment and antennas at its tower facilities for an initial lease term of 5 years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facilities.

As of September 30, 2003, the Company recorded site acquisition deposits totaling $10,000 relating to the tower facilities.

During the period ended September 30, 2003, the Company recorded constructed assets in progress totaling $25,500 relating to the tower facilities.

During the period ended September 30, 2003, the Company entered into two lease agreements for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $500 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

During June 2003, the Company entered into an agreement to loan $100,000 to a broadband service provider at 8.25% interest annually with 24 equal monthly payments of $4,534 plus 5% of gross revenues of the broadband services in conjunction with and starting at the same time as the beginning of the payments and continuing for 5 years. Payments will begin six months after launching of service. As of September 30, 2003, the total amount loaned to the broadband service provider is $10,400.

                              ALLIANCE TOWERS, INC.
                         (Formerly USWEBAUCTIONS, INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 4 -  RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE

As of September 30, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

As of September 30, 2003, the Company owed the president and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

As of September 30, 2003, the Company owed the president and CEO of the Company and a significant stockholder of the Company $11,605 and $42,500 for expenses paid on behalf of the Company and consulting services provided during the period, respectively. The amounts are not accruing interest and are payable on demand.

NOTES PAYABLE AND INTEREST PAYABLE - RELATED PARTY

As of September 30, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of September 30, 2003 and December 31, 2002, this note had accrued interest of $18,324 and $12,617, respectively.

NOTE 5 -  SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2003, the Company entered into one letter of intent for the Company to lease ground and tower space to lessee for installation of equipment and antennas at its tower facility for an initial lease term of 5 years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facility.

Subsequent to the quarter ended September 30, 2003, the Company entered into one lease agreement for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $600 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

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

      We have been in the development stage since inception and have undertaken limited business operations to date. We have $63 cash on-hand and deposits in an amount equal to $10,000. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. There can be no assurance that we will be successful in implementing our business plan.

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

      OUSLEY TOWER FACILITY

      The Ousley Tower Facility will be located in Brooks County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.


      NORMAN TOWER FACILITY

      The Norman Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      PINEBORO TOWER FACILITY

      The Pineboro Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      SMITH TOWER FACILITY

      The Smith Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease, whose terms and conditions have been accepted by the landowner, is currently in process. The proposed lease's initial term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. The proposed rent is Three Hundred Dollars ($300) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      OMEGA TOWER FACILITY

      The Omega Tower Facility will be located in Tift County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiation, has an initial term of five (5) years with five
(5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rate will be One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 1st quarter of calendar year 2004.

      LINE TOWER FACILITY

      The Line Tower Facility will be located in Coweta County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiations, has an initial term of five (5) years with five
(5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. The Letter of Intent for the site has been submitted to Cingular for signature. The Carrier Lease Agreement's rate will be One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent is required to be paid in advance. The initial term is for five (5) years with five
(5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004.

      SASSER TOWER FACILITY

      The Sasser Tower Facility will be located in Terrell County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

      GREENS CUT TOWER FACILITY

      The Greens Cut Tower Facility will be located in Burke County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 4th quarter of calendar year 2003.

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

      BALANCE SHEET. At September 30, 2003, we had total assets of approximately $45,963 and had current liabilities of approximately $416,043.

      INCOME STATEMENT. We have not had any revenue since inception. Our main operating expenses consist of payroll expenses, consulting expenses and the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the nine months ended September 30, 2003, we recorded $184,699 in total operating expenses, consisting of $77,250 in payroll expenses, $42,500 in consulting expenses, $14,475 in general and administrative expenses and $50,474 in professional fees. For the nine months ended September 30, 2003, our net loss was $192,670.

PLAN OF OPERATION

      CASH REQUIREMENTS. Our cash requirements consist primarily of employee salaries, rent, professional fees and related expenses. As of September 30, 2003, we had $63 cash-on-hand. Since inception, our cash requirements have been met by a combination of loans from management and the sale of common stock.

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

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph in connection with the December 31, 2002 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR BUSINESS BY MAKING IT EASIER FOR OUR COMPETITORS TO DUPLICATE OUR SERVICES

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

      Our ability to commercialize our services is dependent on the advancement of our existing technology. In order to obtain and maintain market share we will continually be required to make advances in technology. We cannot assure you that any research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in the further development of our services and cause us to reduce or cease operations. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our services.

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

      (b)  REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 18, 2003                       ALLIANCE TOWERS, INC.

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

Date:   November 18, 2003                        By:  /s/ Robert Sandburg
                                                      --------------------------
                                                         Robert Sandburg
                                                         Chief Executive Officer

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


Date:   November 18, 2003                        By:  /s/ Michael Delin
                                                      --------------------------
                                                         Michael Delin
                                                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   November 18, 2003                        By:  /s/ Robert Sandburg
                                                      --------------------------
                                                         Robert Sandburg
                                                         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Alliance Towers, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   November 18, 2003                        By:  /s/ Michael Delin
                                                      --------------------------
                                                         Michael Delin
                                                         Chief Financial Officer