Form 10KSB
period 2003-12-31
ALLIANCE TOWERS INC
filed 2004-04-14
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(MARK ONE)

[x] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
--------------------------------------------------------------------------------
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

                                 (941) 927-2778
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

        Title of each class     Name of each exchange on which registered
                None                              None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

         The issuer generated $1,919 of revenues during its most recent fiscal year. The aggregate market value of the Company's voting stock held by non-affiliates as of April 2, 2004 was approximately $9,513,200.00 based on the average closing bid and asked prices of such stock on that date as quoted on the "pink sheets." There were 1,135,672,000 shares of Common Stock outstanding as of April 12, 2004. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

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

         As of December 31, 2003, we have completed construction of the following sites:

         Ousley Tower Facility

         The Ousley Tower Facility is located in Brooks County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon completion of the facility. This facility is constructed.

         Norman Tower Facility

         The Norman Tower Facility is located in Colquitt County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon completion of the facility. This facility is constructed.

         Pineboro Tower Facility

         The Pineboro Tower Facility is located in Colquitt County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon completion of the facility. This facility is constructed.

         As of December 31, 2003, we are developing the below-listed sites:

         Smith Tower Facility

         The Smith Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease, whose terms and conditions have been accepted by the landowner, is currently in process. The proposed lease's initial term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. The proposed rent is Three Hundred Dollars ($300) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004.

         Omega Tower Facility

         The Omega Tower Facility will be located in Tift County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiation, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rate will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 3rd quarter of calendar year 2004.

         Line Tower Facility

         The Line Tower Facility will be located in Coweta County, GA. The facility will be located on a leased parcel of property. The proposed ground lease, currently under negotiations, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. The Letter of Intent for the site has been submitted to Cingular for signature. The Carrier Lease Agreement's rate will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five
(5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004.

         Sasser Tower Facility

         The Sasser Tower Facility will be located in Terrell County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004.

         Greens Cut Tower Facility

         The Greens Cut Tower Facility will be located in Burke County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is executed. The facility is in construction.

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

         The tower facilities currently in development are guyed tower facilities with tower structures ranging between two hundred sixty feet (260 ft.) and three hundred sixty feet (360 ft.) in height. Both the compound areas and towers are designed to accommodate 4 to 5 wireless carries. The only exceptions to this criteria is the Georgetown Facility, that is designed for 4 carries and the Georgetown County Emergency Service's equipment and the Line Facility that will have a 195 ft. monopole structure designed to accommodate three wireless carries.

         Sites in Site Acquisition and Leasing Process

         Alliance Towers is currently in the site acquisition and leasing process on twelve additional sites in Georgia. The sites are based upon the projected requirements for locations by Verizon, Cingular and other wireless carriers for the proposed 2004 network expansions. Alliance Towers currently has one lease option completed in Randolph County and one lease in negotiations in Webster County. Preliminary scouting and zoning reports have been prepared on all site area locations.

         We also anticipate offering tower management and marketing services to customers who may own tower facilities, but who may prefer to contract these services to others.

Financial Performance

         We have historically lost money. For the year ended December 31, 2003, we sustained losses of $279,689. Since our inception on December 3, 2002, we sustained losses of $290,049. Our independent auditors have noted that we have not established revenues sufficient to cover our operating costs and allow us to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. For more information concerning our financial performance, please see "Management's Discussion and Analysis or Plan of Operation."

ITEM 2.  DESCRIPTION OF PROPERTY

         Currently our corporate headquarters are located at 4333 South Tamiami Trail, Suite F, Sarasota, Florida 34321. Our corporate headquarters occupies about 300 square feet pursuant to a month-to-month lease, which can be terminated upon 60 days prior notice.

         A description of our tower facilities and properties is described in "Item 1. Description of Business."

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our security holders during the year ended December 31, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Company's common stock began trading on the "pink sheets" on November 16, 1999, under the symbol "AUUI" and was changed to "ALLC" on March 15, 2003. The Company's high and low bid prices by quarter during 2001, 2002 and 2003 are as follows:

                                                      Calendar Year 2002(2)
                                                      ---------------------
                                                    High Bid         Low Bid
                                                    --------         -------
    First Quarter                                    $0.10            $0.09
    Second Quarter                                   $0.15            $0.10
    Third Quarter                                    $0.15            $0.05
    Fourth Quarter                                   $0.15            $0.01


                                                       Calendar Year 2003(3)
                                                       ---------------------
                                                     High Bid         Low Bid
                                                     --------         -------
     First Quarter                                    $0.04            $0.02
     Second Quarter                                   $0.04            $0.04
     Third Quarter                                    $0.05            $0.01
     Fourth Quarter                                   $0.06            $0.02


-----------
(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders Of Common Stock

         On April 1, 2004, our Company had approximately 91 shareholders of record.

Dividends

         We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.

Sales Of Unregistered Securities

         On February 13, 2003, we issued 1,036,000,000 shares of our common stock in connection with our share exchange with Alliance Towers, Inc. In return, we received all of the issued and outstanding shares of Alliance Towers, Inc. These shares of common stock were valued at $0.001 per share.

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS


Overview

         We have been in the development stage since inception and have undertaken limited business operations to date. As of December 31, 2003, we had $33 cash on hand. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. There can be no assurance that we will be successful in implementing our business plan.

         We are currently involved in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and deployment and ownership of wireless broadband networks. Currently, all of the tower facilities we are developing are located in Georgia and South Carolina. We anticipate leasing both ground and tower space at our facilities to wireless service providers for the installation of their equipment and antennas.

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

         Balance Sheet. At December 31, 2003, we had total assets of approximately $638,009 and had current liabilities of approximately $1,095,108.

         Income Statement. For the year ended December 31, 2003, we had revenue of $1,919, as compared to revenue of $0 for the year ended December 31, 2002. This increase is attributable to three cellular wireless towers, which were completed in mid-December 2003. Our main operating expenses consist of payroll expenses, consulting expenses and the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the year ended December 31, 2003, we recorded $270,240 in Total Operating Expenses, consisting of $107,000 in payroll expenses, $60,000 in consulting expenses, $22,116 in general and administrative expenses, $80,302 in professional fees and $804 in depreciation expense. We also incurred $11,368 for a net loss for the year-end December 31, 2003 of 279,689. For the year ended December 31, 2002 our net loss was $10,360.

Recent Accounting Pronouncements

         o SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

         o SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity;

         o FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107;

         o FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

         o        EITF Issues No. 00-21, 01-8, 02-3, 02-9, 02-17, 02-18, 03-1,
                  03-5, 03-7, 03-10 and 02-16.


Results Of Operations For The Year Ended December 31, 2003, As Compared To The Year Ended December 31, 2002

         Revenues. For the year ended December 31, 2003, we had revenues of $1,919, as compared to revenues of $0 for the year ended December 31, 2002. This increase is attributable to lease proceeds we received on recently completed tower facilities.

         Operating expenses. For the year ended December 31, 2003, we had total operating expenses of $270,240, as compared to total operating expenses of $10,360 for the year ended December 31, 2002, an increase of $259,880 or 2,608.5%. This increase is primarily attributable to increased payroll expenses, professional fees and consulting expenses that were incurred as a result of our development of tower facilities for the wireless communications industry.

         Net Income (Loss). For the year ended December 31, 2003, we had a net loss of $279,689, as compared to a net loss of $10,360 for the year ended December 31, 2002, an increase of $269,329 or 2,699.7%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

Liquidity And Capital Resources

         As of December 31, 2003, we had $33 cash-on-hand. Our total current liabilities exceed our current assets.

Working Capital

         We had a net working capital deficit of $1,043,756 for the year-end December 31, 2003, as compared to a net working capital deficit of $3,550 for the year ended December 31, 2002, an increase of $1,040,206. The increase in working capital deficit was a result of three communication towers being completed and accumulation of payroll and other expenses in the year ended December 31, 2003.

Cash Flow from Operating Activities

         Net cash used by operating activities for the year ended December 31, 2003 was $69,112, as compared to net cash used by operating activities of $0 for December 31, 2002. The increase is due to the increase in business activity after entering the communication tower industry subsequent to the share exchange transaction in February 2003 with Alliance Towers, Inc.

Cash Flow from Investing Activities

         Net cash used by investing activities for the year ended December 31, 2003 was $587,461.

Cash Flow from Financing Activities

         Net cash provided by financing activities for the year ended December 31, 2003 was $656,606, as compared to $0 for December 31, 2002. Through the issuance of note payable and the accumulation of accounts payables we were capable of completing three communication towers.

         We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

         On December 12, 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $450,000 in any thirty-day period, provided that each advance may not exceed $150,000. Cornell Capital Partners will purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners will retain 4% of each advance under the Standby Equity Distribution Agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price.

         Changes in Number of Employees. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer and Michael Delin, our Chief Financial Officer. We are currently reviewing our personnel needs for the remainder of 2004 and beyond. As of the date hereof, we do not anticipate hiring any employees.

Going Concern Opinion

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2003 and 2002 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S

Independent Auditors' Report                                      F-3

Consolidated Balance Sheet                                        F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Stockholders' Equity (Deficit)         F-6

Consolidated Statements of Cash Flows                             F-7

Notes to the Financial Statements                                 F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Alliance Towers, Inc. and Subsidiary
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of Alliance Towers, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception on December 3, 2002 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Towers, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on December 3, 2002 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2004

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                          December 31,
                                                                              2003
                                                                          -----------
CURRENT ASSETS
  Cash                                                                    $        33
  Deposits                                                                     39,000
  Accounts receivable                                                           1,919
  Note receivable                                                              10,400
                                                                          -----------
    Total Current Assets                                                       51,352
                                                                          -----------
PROPERTY AND EQUIPMENT, NET (Note 8)                                          586,657
                                                                          -----------
TOTAL ASSETS                                                              $   638,009
                                                                          ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                        $    75,655
  Accounts payable - related parties (Note 5)                                 698,729
  Deferred compensation                                                       107,000
  Notes payable - related parties (Note 5)                                     95,150
  Interest payable - related parties (Note 5)                                  20,229
  Notes payable (Note 6)                                                       94,644
  Interest payable                                                              3,701
                                                                          -----------
    Total Current Liabilities                                               1,095,108
                                                                          -----------
STOCKHOLDERS' EQUITY (DEFICIT)


  Preferred stock authorized: 10,000,000 shares
    at $0.001 par value; no shares issued and outstanding                          --
  Common stock authorized: 5,000,000,000 common shares
    at $0.001 par value; 1,135,672,000 shares issued and outstanding        1,135,672
  Additional paid-in capital (deficit)                                     (1,302,722)
  Deficit accumulated during the development stage                           (290,049)
                                                                          -----------
    Total Stockholders' Equity (Deficit)                                     (457,099)
                                                                          -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   638,009
                                                                          ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                         From
                                                                                      Inception on
                                                             For the                   December 3,
                                                           Years ended                2002 through
                                                           December 31,                December 31,
                                                ----------------------------------    ---------------
                                                     2003               2002               2003
                                                ---------------    ---------------    ---------------
REVENUES                                        $         1,919    $            --    $         1,919
                                                ---------------    ---------------    ---------------
OPERATING EXPENSES

  Professional fees                                      80,320              3,550             83,870
  Consulting expenses                                    60,000              6,810             66,810
  Payroll expenses                                      107,000                 --            107,000
  General and administrative                             22,116                 --             22,116
  Depreciation expense                                      804                 --                804
                                                ---------------    ---------------    ---------------
    Total Operating Expenses                            270,240             10,360            280,600
                                                ---------------    ---------------    ---------------
Loss from operations                                   (268,321)           (10,360)          (278,681)
                                                ---------------    ---------------    ---------------
OTHER EXPENSES

  Interest expense                                      (11,368)                --            (11,368)
                                                ---------------    ---------------    ---------------
    Total Other Expenses                                (11,368)                --            (11,368)
                                                ---------------    ---------------    ---------------
NET LOSS                                        $      (279,689)   $       (10,360)   $      (290,049)
                                                ===============    ===============    ===============

BASIC LOSS PER SHARE                            $         (0.00)   $         (0.00)
                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     1,123,656,745      1,036,000,000
                                                ===============    ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Deficit
                                                                                     Additional       Accumulated
                                                                                       Paid-in        During the
                                                           Common Stock                Capital        Development
                                                       Shares          Amount         (Deficit)         Stage
                                                    -------------   -------------   -------------    -------------
Balance at inception on December 3, 2002                       --   $          --   $          --    $          --

December 2002, common stock issued for consulting
  fees                                              1,036,000,000       1,036,000      (1,029,190)              --

Net loss for the year ended December 31, 2002                  --              --              --          (10,360)
                                                    -------------   -------------   -------------    -------------
Balance, December 31, 2002                          1,036,000,000       1,036,000      (1,029,190)         (10,360)

Contributed capital by shareholder for payment of
  accounts payable                                             --              --           3,550               --

February 13, 2003, recapitalization                    99,672,000          99,672        (277,082)              --

Net loss for the year ended December 31, 2003                  --              --              --         (279,689)
                                                    -------------   -------------   -------------    -------------
Balance, December 31, 2003                          1,135,672,000   $   1,135,672   $  (1,302,722)   $    (290,049)
                                                    =============   =============   =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    From
                                                                                                Inception on
                                                                              For the            December 3,
                                                                            Years ended         2002 Through
                                                                            December 31,         December 31,
                                                                          2003         2002         2003
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(279,689)   $ (10,360)   $(290,049)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Issuance of common stock for consulting fees                               --        6,810        6,810
    Depreciation                                                              804           --          804
  Changes in operating assets and liability accounts:
    (Increase) in deposits                                                (39,000)          --      (39,000)
    (Increase) in accounts receivable                                      (1,919)          --       (1,919)
    (Increase) in notes receivable                                        (10,400)          --      (10,400)
    Increase in deferred compensation                                     107,000           --      107,000
    Increase (decrease) in accounts payable and accounts
      payable-related parties                                             142,779        3,550      146,329
    Increase in interest payable and interest payable-related parties      11,313           --       11,313
                                                                        ---------    ---------    ---------
      Net Cash Used by Operating Activities                               (69,112)          --      (69,112)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in property and equipment                                   (587,461)          --     (587,461)
                                                                        ---------    ---------    ---------
    Net Cash Used by Investing Activities                                (587,461)          --     (587,461)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in accounts payable-related party                              561,962           --      561,962
  Proceeds from notes payable                                              94,644           --       94,644
                                                                        ---------    ---------    ---------
    Net Cash Provided by Financing Activities                             656,606           --      656,606
                                                                        ---------    ---------    ---------
NET INCREASE IN CASH                                                           33           --           33

CASH AT BEGINNING OF PERIOD                                                    --           --           --
                                                                        ---------    ---------    ---------
CASH AT END OF PERIOD                                                   $      33    $      --    $      33
                                                                        =========    =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                  From
                                                                                               Inception on
                                                                             For the            December 3,
                                                                           Years ended         2002 Through
                                                                            December 31,        December 31,
                                                                         2003          2002        2003
                                                                       ----------   ----------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
  Income taxes                                                         $      --    $       --   $      --
  Interest                                                             $      --    $       --   $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Recapitalization                                                     $(177,410)   $       --   $(177,410)
  Common stock issued for consulting fees                              $      --    $    6,810   $   6,810
  Contributed capital by shareholder for payment of accounts payable   $   3,550    $       --   $   3,550


  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

August Project I Corporation (the `Company') was organized July 10, 1997 under the laws of the State of Florida for the purpose of engaging in any lawful activity. On April 20, 2000, the Company's name was changed to USWEBAUCTIONS, INC., in connection with a failed acquisition of USWEBAUCTIONS, INC., a private company. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On February 4, 2003, the Company's name was changed to Alliance Towers, Inc., in connection with the acquisition of Alliance Tower, Inc., a private Company (`Alliance').

Alliance was incorporated in the state of Nevada on December 3, 2002 for the purpose of developing, owning, and managing tower facilities for the wireless telecommunications industry.

On February 13, 2003, the Company consummated a share exchange transaction with Alliance, whereby the Company issued 1,036,000,000 shares of its common stock in exchange for all the outstanding common stock of Alliance. Alliance was treated as the acquiring entity for accounting purposes and the Company was treated as the surviving entity for legal purposes. The Company is currently involved in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and deployment and ownership of wireless broadband networks.

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                               2003         2002
                            ---------    ---------
Deferred tax assets

  NOL carryover             $ 193,100    $ 107,980
  Related party                 7,900

Deferred tax liabilities:

  Related party                    --      (57,000)
  Depreciation                 (7,800)          --

Valuation allowance          (193,200)     (50,980)
                            ---------    ---------
Net deferred tax asset      $      --    $      --
                            =========    =========

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                  2003               2002
                               ---------          ---------
Book (loss)                    $(109,075)         $ (34,886)
Related party accruals             2,970             19,851
Depreciation                      (7,865)                --
Deferred Compensation             41,730                 --
Other                                148                 --
Valuation allowance               72,092             15,035
                               ---------          ---------
                               $      --          $      --
                               =========          =========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $495,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Basic Loss per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                         For the
                                                                        Years Ended
                                                                        December 31,
                                                          ----------------------------------------
                                                               2003                     2002
                                                          ---------------          ---------------
Net loss (numerator)                                      $      (279,689)         $       (10,360)

Weighted average shares outstanding (denominator)           1,135,672,000            1,036,000,000
                                                          ---------------          ---------------
Basic loss per share                                      $         (0.00)         $         (0.00)
                                                          ===============          ===============

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

g.  Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

h.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.  Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

j.  Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of 30 years.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the consolidated financial statements or results of operations:

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of consolidated financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Recent Accounting Pronouncements (Continued)

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

k.  Principles of Consolidation

The consolidated financial statements as of December 31, 2003 include those of Alliance Towers, Inc. (the `Company') and its wholly-owned subsidiary, Alliance Tower, Inc. (Alliance). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 3 - STOCK TRANSACTIONS

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

On December 12, 2003, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $450,000 in any thirty-day period, provided that each advance may not exceed $150,000. Cornell Capital Partners will purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners will retain 4% of each advance under the Standby Equity Distribution Agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then-prevailing market price.

NOTE 4 - TOWER FACILITY AGREEMENTS

During the year ended December 31, 2003, the Company entered into eight letters of intent for the Company to lease ground and tower space to lessees for installation of equipment and antennas at its tower facilities for an initial lease term of 5 years with five 5-year extensions. Rent will be $1,750 monthly with 3% escalation yearly. One years rent will be required in advance. Rent will commence upon the completion of construction of the tower facilities.

As of December 31, 2003, the Company held site acquisition deposits totaling $39,000 relating to the tower facilities.

During the year ended December 31, 2003, the Company entered into two lease agreements for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $500 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

During the year ended December 31, 2003, the Company entered into one lease agreement for the Company to lease ground for an initial lease term of 5 years with five 5 year extensions. Rent of $600 will be paid monthly with 10% escalation beginning on the anniversary of every 5 year term. Rent will commence upon the start of construction of the tower facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable

As of December 31, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Accounts Payable (Continued)

As of December 31, 2003, the Company owed the President and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

As of December 31, 2003, the Company owed the President and CEO of the Company, the CFO of the Company, and a significant stockholder of the Company $24,377, $391 and $61,100, respectively, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

As of December 31, 2003, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $561,962 for services related to the three new towers constructed during the year ended December 31, 2003.

Notes Payable and Interest Payable - Related Party

As of December 31, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2003 and 2002, this note had accrued interest of $20,229 and $12,617, respectively.

NOTE 6-  NOTES PAYABLE

During the year ended December 31, 2003, the Company entered into several unsecured notes payable with an unrelated party totaling $94,644 at 9% interest with terms of one year. As of December 31, 2003, the Company recorded $3,701 in accrued interest related to these notes.

NOTE 7- NOTE RECEIVABLE

During June 2003, the Company entered into an agreement to loan $100,000 to a broadband service provider at 8.25% interest annually with 24 equal monthly payments of $4,534 plus 5% of gross revenues of the broadband services in conjunction with and starting at the same time as the beginning of the payments and continuing for 5 years. Payments will begin six months after launching of service. As of December 31, 2003, the total amount loaned to the broadband service provider was $10,400.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           December 31, 2003 and 2002

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 consists of the following:

                                         December 31,
                                 ---------------------------
                                   2003              2002
                                 ---------          --------
Wireless towers                  $ 587,461          $     --
Accumulated depreciation              (804)               --
                                 ---------          --------
                                 $ 586,657          $     --
                                 =========          ========


During the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $804 and $-0-, respectively.

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

Code Of Ethics

         Alliance Towers has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics is filed with the Securities and Exchange Commission as an exhibit to this filing.

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information about the compensation paid by our Company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2003 and who received in excess of $100,000:

                                           Annual Compensation                   Long-Term Compensation
                                        -----------------------  -----------------------------------------------------
                                                                 Other Annual   Restricted   Securities
                                                                 Compensation    Stock     Underlying     All Other
     Name and Principal                     Salary      Bonus        ($)        Award(s)      Options     Compensation
     Position(s)                  Year        ($)        ($)                       ($)         (#s)           ($)
     ------------------           ----      ------      -----        ---        --------      -------     ------------
     Robert Sandburg (1)          2003     65,000        --             --            --          --              --
     Chief Executive Officer and  2002         --        --             --            --          --              --
     President                    2001         --        --             --            --          --              --

     Earl T. Ingarfield (2)       2003         --        --             --            --          --              --
     Former Chief Executive       2002         --        --             --            --          --              --
     Officer,

     President and Chairman of    2001         --        --             --            --          --              --
     the Board of Directors

-------------------

(1) Mr. Sandburg became Chief Executive Officer and President on February 13, 2003.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999. Effective February 5, 2003, Mr. Ingarfield resigned as Chief Executive Officer, President and Chairman of the Board of Directors.

                        Aggregated Options/SAR Exercises
                             In Last Fiscal Year And
                       Fiscal Year End Options/SAR Values

                                                                            Number of Securities     Value of Unexercised
                                        Shares                             Underlying Unexercised        In-the-Money
                                     Acquired on             Value            Options/SAR's at         Options/SAR's at
             Name                      Exercise           Realized ($)         Fiscal Year End          Fiscal Year End
             ----                      --------           ------------         ---------------          ---------------
Robert Sandburg(1)                         --                  --          Exercisable:         --               --
Chief Executive Officer and                                                Unexercisable:       --               --
President

Earl T. Ingarfield(2)                      --                  --          Exercisable:         --               --
Former Chief Executive Officer,                                            Unexercisable:       --               --
President and Chairman of the
Board of Directors

------------------------------
(1) Mr. Sandburg became Chief Executive Officer and President on February 13, 2003.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999. Effective February 5, 2003, Mr. Ingarfield resigned as Chief Executive Officer, President and Chairman of the Board of Directors.

                             Option/SAR Grants Table

                                                            % Total
                                  No. of Securities      Options/SAR's
                                      Underlying           Granted to
                                    Options/SAR's         Employees in      Exercise or Base Price
             Name                    Granted (#)        Fiscal Year (%)         ($ per Share)           Expiration Date
             ----                    -----------        ---------------         -------------           ---------------
Robert Sandburg(1)                         --                 N/A                      N/A                         N/A
Chief Executive Officer and
President

Earl T. Ingarfield(2)                      --                 N/A                      N/A                         N/A
Former Chief Executive Officer,
President and Chairman of the
Board of Directors


---------------
(1) Mr. Sandburg became Chief Executive Officer and President on February 13, 2003.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999. Effective February 5, 2003, Mr. Ingarfield resigned as Chief Executive Officer, President and Chairman of the Board of Directors.

Stock Option Plan

         At the present time, the Company does not have a stock option plan in place.

Employment Agreements

         At the present time, the Company has not entered into employment agreements with Mr. Sandburg or Mr. Delin.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities And Principal Holders Thereof

         The following table sets forth as of April 11, 2004, the names, addresses and stock ownership in our Company for the current directors and named executive officers of our Company and every person known to our Company to own five percent (5%) or more of the issued and outstanding shares of the Common
Stock:

                                                                                    Acquirable
                             Name and Address                  Shares                 Within              Percentage
Title of Class:            of Beneficial Owner:          Beneficiary Owned:          60 Days:            of Class(2):
---------------            --------------------          ------------------          --------            ------------
Common              Robert Sandburg                              247,900,000                     --                21.83%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Michael Delin                                 25,000,000                     --                 2.20%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Kenneth Brand                                250,000,000                     --                22.01%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231

Common              Central Wireless Inc.                        100,000,000                     --                 8.81%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231

Common              All Officers and Directors as a                272,900,000                     --                24.03%
                    Group (2)


--------------------
(1)      Based on 1,135,672,000 shares of Common Stock outstanding as of April
         1, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

         As of December 31, 2003, the Company owed the President and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

         As of December 31, 2003, the Company owed the President and CEO of the Company, the CFO of the Company, and a significant stockholder of the Company $24,377, $391 and $61,100, respectively, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

         As of December 31, 2003, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $561,962 for services related to the three new towers constructed during the year ended December 31, 2003.

         As of December 31, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2003 and 2002, this note had accrued interest of $20,229 and $12,617, respectively.

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

10.1              Standby Equity Distribution Agreement, dated December   Incorporated by reference to Exhibit 10.1 to our
                  19, 203 by and between Alliance Towers and Cornell      Company's registration statement on Form SB-2
                  Capital Partner, LLC                                    filed with the Securities and Exchange
                                                                          Commission on December 23, 2003

10.2              Registration Rights Agreement, dated December 19,       Incorporated by reference to Exhibit 10.2 to our
                  2003 by and between Alliance Towers and Cornell         Company's registration statement on Form SB-2
                  Capital Partner, LLC                                    filed with the Securities and Exchange
                                                                          Commission on December 23, 2003

10.3              Escrow Agreement, dated December 19, 2003 by and        Incorporated by reference to Exhibit 10.3 to our
                  between Alliance Towers and Cornell Capital Partner,    Company's registration statement on Form SB-2
                  LLC                                                     filed with the Securities and Exchange
                                                                          Commission on December 23, 2003

10.4              Placement Agent Agreement, dated December 19, 2003 by   Incorporated by reference to Exhibit 10.4 to our
                  and between Alliance Towers and Cornell Capital         Company's registration statement on Form SB-2
                  Partner, LLC                                            filed with the Securities and Exchange
                                                                          Commission on December 23, 2003


10.5              Compensation Debenture, dated December 19, 2003         Incorporated by reference to Exhibit 10.5 to our
                                                                          Company's registration statement on Form SB-2
                                                                          filed with the Securities and Exchange
                                                                          Commission on December 23, 2003

31.1              Certification of Chief Executive Officer pursuant       Provided herewith
                  to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Chief Financial Officer pursuant to    Provided herewith
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of Chief Executive Officer pursuant to    Provided herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certiification of Chief Financial Officer pursuant to   Provided herewith
                  Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

                  None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                             For the Years Ended
                                 December 31,
                             2003            2002
                             ----            ----
Audit Fees                 $18,014         $13,457
Audit-Related Fees         $    --         $    --
Tax Fees                   $    --         $    --
All Other Fees             $ 2,232         $    --

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004                    ALLIANCE TOWERS, INC.

                                        By: /S/ Robert Sandburg
                                            -------------------------------
                                            Robert Sandburg
                                            Chief Executive Officer,
                                            President and Chairman

Date: April 14, 2004                    By: /S/ Michael Delin
                                            -------------------------------
                                            Michael Delin
                                            Chief Financial Officer