Form 10QSB
period 2004-03-31
ALLIANCE TOWERS INC
filed 2004-05-17
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                             -----------------------
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

            22 SOUTH LINKS AVENUE, SUITE 204, SARASOTA, FLORIDA 34231
            ----------------------------------------------------------
                            (Issuer's Former Address)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

      There were 1,135,672,000 shares of Common Stock outstanding as of May 12, 2004.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


         ASSETS

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2004              2003
                                                                              --------------    --------------
                                                                                (UNAUDITED)
CURRENT ASSETS
  Cash                                                                        $        8,777    $           33
  Deposits                                                                                --            39,000
  Constructed assets in progress                                                       9,250                --
  Accounts receivable                                                                  1,800             1,919
  Note receivable                                                                     10,400            10,400
                                                                              --------------    --------------
    Total Current Assets                                                              30,227            51,352
                                                                              --------------    --------------
PROPERTY AND EQUIPMENT, NET                                                          784,599           586,657
                                                                              --------------    --------------
    TOTAL ASSETS                                                              $      814,826    $      638,009
                                                                              ==============    ==============
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                            $       49,350    $       75,655
  Accounts payable - related parties                                                 843,365           698,729
  Customer advances                                                                   63,000                --
  Deferred compensation                                                              147,500           107,000
  Notes payable - related parties                                                     95,150            95,150
  Interest payable - related parties                                                  22,132            20,229
  Notes payable                                                                      109,644            94,644
  Interest payable                                                                     6,259             3,701
                                                                              --------------    --------------
Total Current Liabilities                                                          1,336,400         1,095,108
                                                                              --------------    --------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 shares
    at $0.001 par value; no shares issued and outstanding                                 --                --
  Common stock; authorized 5,000,000,000 common
    shares at $0.001 par value; 1,135,672,000 shares
    issued and outstanding                                                         1,135,672         1,135,672
  Additional paid-in capital (deficit)                                            (1,302,722)       (1,302,722)
  Deficit accumulated during development stage                                      (354,524)         (290,049)
                                                                              --------------    --------------
    Total Stockholders' Equity (Deficit)                                            (521,574)         (457,099)
                                                                              --------------    --------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                          $      814,826    $      638,009
                                                                              ==============    ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         FROM
                                                            FOR THE                 INCEPTION ON
                                                       THREE MONTHS ENDED             DECEMBER 3,
                                                            MARCH 31,                2002 THROUGH
                                                --------------------------------       MARCH 31,
                                                     2004              2003              2004
                                                --------------    --------------    --------------
REVENUES                                        $       21,840    $           --    $       23,759
                                                --------------    --------------    --------------
OPERATING EXPENSES

  Ground lease and related costs                         8,239                --             8,239
  Professional fees                                      6,023               200            89,893
  Consulting expenses                                   15,000            10,000            81,810
  Payroll expenses                                      40,500            24,975           147,500
  General and administrative                             6,602             7,846            28,718
  Depreciation expense                                   5,490                --             6,294
                                                --------------    --------------    --------------
    Total Operating Expenses                            81,854            43,021           362,454
                                                --------------    --------------    --------------
LOSS FROM OPERATIONS                                   (60,014)          (43,021)         (338,695)
                                                --------------    --------------    --------------
OTHER EXPENSES

  Interest expense                                      (4,461)           (1,958)          (15,829)
                                                --------------    --------------    --------------
    Total Other Expenses                                (4,461)           (1,958)          (15,829)
                                                --------------    --------------    --------------
NET LOSS                                        $      (64,475)   $      (44,979)   $     (354,524)
                                                ==============    ==============    ==============
BASIC LOSS PER SHARE                            $        (0.00)   $        (0.00)
                                                ==============    ==============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               1,135,672,000     1,086,943,467
                                                ==============    ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                 DEFICIT
                                                                              ADDITIONAL       ACCUMULATED
                                                       COMMON STOCK             PAID-IN        DURING THE
                                                ---------------------------     CAPITAL        DEVELOPMENT
                                                   SHARES         AMOUNT       (DEFICIT)         STAGE
                                                ------------   ------------   ------------    ------------
Balance at inception on
  December 3, 2002                                        --   $         --   $         --    $         --

December 2002, common stock

  issued for consulting fees                    1,036,000,000     1,036,000     (1,029,190)             --

Net loss for the year ended
  December 31, 2002                                       --             --             --         (10,360)
                                                ------------   ------------   ------------    ------------
Balance, December 31, 2002                      1,036,000,000     1,036,000     (1,029,190)        (10,360)

Contributed capital by shareholder for
  payment of accounts payable                             --             --          3,550              --

February 13, 2003, recapitalization               99,672,000         99,672       (277,082)             --

Net loss for the year ended
  December 31, 2003                                       --             --             --        (279,689)
                                                ------------   ------------   ------------    ------------
Balance, December 31, 2003                      1,135,672,000     1,135,672     (1,302,722)       (290,049)

Net loss for the three months ended
  March 31, 2004 (unaudited)                              --             --             --         (64,475)
                                                ------------   ------------   ------------    ------------
Balance, March 31, 2004 (unaudited)             1,135,672,000  $  1,135,672   $ (1,302,722)   $   (354,524)
                                                ============   ============   ============    ============


      The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         FROM
                                                             FOR THE                 INCEPTION ON
                                                        THREE MONTHS ENDED            DECEMBER 3,
                                                             MARCH 31,               2002 THROUGH
                                                   ------------------------------       MARCH 31,
                                                       2004             2003             2004
                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $     (64,475)   $     (44,979)   $    (354,524)
  Adjustments to reconcile net loss to
    net cash provided by operations:
  Issuance of common stock for consulting fees                --               --            6,810
  Depreciation                                             5,490               --            6,294
  Changes in operating assets and liabilities:
  Decrease in deposits                                    39,000               --               --
  (Increase) decrease in accounts receivable                 119               --           (1,800)
  (Increase) in notes receivable                              --               --          (10,400)
  Increase in customer advance                            63,000               --           63,000
  Increase in deferred compensation                       40,500           24,975          147,500
  Increase (decrease) in accounts payable
    and accounts payable-related parties                 (12,600)          18,101          133,729
  Increase (decrease) in interest payable
    and interest payable-related parties                   4,461            1,903           15,774
                                                   -------------    -------------    -------------
    Net Cash Provided by Operating Activities             75,495               --            6,383
                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in constructed assets in progress              (9,250)              --           (9,250)
  Investment in property and equipment                  (203,432)              --         (790,893)
                                                   -------------    -------------    -------------
    Net Cash Used by Investing Activities               (212,682)              --         (800,143)
                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in accounts payable-related party             130,931               --          692,893
  Proceeds from notes payable                             15,000               --          109,644
                                                   -------------    -------------    -------------
    Net Cash Provided by Financing Activities            145,931               --          802,537
                                                   -------------    -------------    -------------
    NET INCREASE IN CASH                                   8,744               --            8,777

    CASH AT BEGINNING OF PERIOD                               33               --               --
                                                   -------------    -------------    -------------
    CASH AT END OF PERIOD                          $       8,777    $          --    $       8,777
                                                   =============    =============    =============


      The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       FROM
                                                            FOR THE                INCEPTION ON
                                                       THREE MONTHS ENDED            DECEMBER 3,
                                                            MARCH 31,               2002 THROUGH
                                                   -----------------------------      MARCH 31,
                                                        2004            2003            2004
                                                   -------------   -------------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

  Interest                                         $          --   $          --    $          --
  Income taxes                                     $          --   $          --    $          --

SCHEDULE OF NON-CASH
FINANCING ACTIVITIES

  Recapitalization                                 $          --   $    (177,410)   $    (177,410)
  Common stock issued for consulting fees          $          --   $          --    $       6,810
  Contributed capital by shareholder for
    payment of accounts payable                    $          --   $       3,550    $       3,550


      The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

         Certain  information  and  footnote  disclosures  normally  included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENTS

         On February 28, 2004, the Company completed construction on the Greens Cut Tower and recorded it as a fixed asset valued at cost, or $203,432. The Company will depreciate the tower using the straight-line method over a useful life of 30 years.

         As of March 31, 2004, the Company owed $109,644 in unsecured notes payable to an unrelated party at 9% interest with terms of one year. As of March 31, 2004, the Company recorded $6,259 in accrued interest related to these notes.

NOTE 4 - RELATED PARTY TRANSACTIONS


         ACCOUNTS PAYABLE

         As of March 31, 2004, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

         As of March 31, 2004, the Company owed the President and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

         As of March 31, 2004, the Company owed the President and CEO of the Company and a significant stockholder of the Company $22,373 and $77,200, respectively, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

         As of March 31, 2004, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $692,893 for costs expended and services performed related to the four towers constructed.

         NOTES PAYABLE AND INTEREST PAYABLE - RELATED PARTY

         As of March 31, 2004, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of March 31, 2004 and December 31, 2003, this note had accrued interest of $22,132 and $20,229, respectively.

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

      We have been in the development stage since inception and have undertaken limited business operations to date. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification. There can be no assurance that we will be successful in implementing our business plan.

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

      As of December 31, 2003, we had completed construction of the following sites:

      OUSLEY TOWER FACILITY

      The Ousley Tower Facility is located in Brooks County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon the completion of construction of the facility. The Facility is constructed.

      NORMAN TOWER FACILITY

      The Norman Tower Facility is located in Colquitt County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon the completion of construction of the facility. The Facility is constructed.

      PINEBORO TOWER FACILITY

      The Pineboro Tower Facility is located in Colquitt County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent is at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. The Carrier Lease Agreement has been executed by Cingular. Rent started upon the completion of construction of the facility. The Facility is constructed.

      As of March 31, 2004, we have completed the following site:

      GREENS CUT TOWER FACILITY

      The Greens Cut Tower Facility will be located in Burke County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars

($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is executed. Rental Payments have been invoiced to Verizon. The facility is constructed.

      As of March 31, 2004, we are developing the below-listed sites:

      SMITH TOWER FACILITY

      The Smith Tower Facility will be located in Colquitt County, GA. The facility will be located on a leased parcel of property. The ground lease, whose terms and conditions have been accepted by the landowner, is currently in process. The proposed lease's initial term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. The proposed rent is Three Hundred Dollars ($300) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant. As per the executed Letter of Intent, the Carrier Lease Agreement's rent will be at One Thousand Seven Hundred and Fifty Dollars ($1750) per month with 3% escalation yearly. One years rent to be paid in advance. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently on hold by Cingular.

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

      EAST CRISP TOWER FACILITY

      The East Crisp Tower Facility will be located in Crisp County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      EMPIRE TOWER FACILITY

      The Empire Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      GRESSTON TOWER FACILITY

      The Gresston Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      MILL CREEK TOWER FACILITY

      The Mill Creek Tower Facility will be located in Wheeler County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      NEW RED HILL CHURCH TOWER FACILITY

The New Red Hill Church Facility will be located in Telfair County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      WILSON TOWER FACILITY

      The Wilson Tower Facility will be located in Wilcox County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to

Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      BIG BRANCH TOWER FACILITY

The Big Branch Tower Facility will be located in Wheeler County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      CHAUNCEY TOWER FACILITY

The Chauncey Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five
(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      DAVIS TOWER FACILITY

The Davis Tower Facility will be located in Pulaski County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five

(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      DODGE HIGH TOWER FACILITY

The Dodge High Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five
(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      HUNTINGTON TOWER FACILITY

      The Huntington Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five
(5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      LAMAR TOWER FACILITY

The Lamar Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five
(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date . All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

      MILAN TOWER FACILITY

      The Milan Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five
(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

      SASSER TOWER FACILITY

      The Sasser Tower Facility will be located in Terrell County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is currently in process at Verizon awaiting signature. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 2nd quarter of calendar year 2004 .

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

      OMEGA TOWER FACILITY

      The Omega Tower Facility was cancelled by Alliance/Cingular due to a re-engineering of the network requirements in that given area.

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
            03-7, 03-10 and 02-16.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THE THREE MONTH ENDED MARCH 31, 2003

      REVENUES. For the three months ended March 31, 2004, we had revenues of $21,840, as compared to revenues of $0 for the three months ended March 31, 2003. This increase is attributable to lease proceeds we received on recently completed tower facilities. Our Company currently has four communication towers operating with one carrier on each tower.

      OPERATING EXPENSES. For the three months ended March 31, 2004, we had operating expenses of $81,854, compared to 43,021 for the three months ended March 31, 2003, an increase of $38,833 or 90.3%. This increase is primarily attributable to increased payroll expenses, professional fees and consulting expenses that were incurred as a result of our development of tower facilities for the wireless communications industry, as well as the increase in cost of operating the communication towers together with depreciation expense which was not incurred in the three months ended March 31, 2003.

      NET INCOME (LOSS). For the three months ended March 31 2004 we had a net loss of $64,475, compared to $44,979 for the three months ended March 31, 2003, an increase of $19,496 or 43.3%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had $8,777 cash-on-hand compared to $0 as of March 31, 2003. As of March 31, 2004, our total current liabilities exceed our current assets by $1,306,173.

WORKING CAPITAL

      We had a net working capital deficit of $1,306,173 at March 31, 2004, as compared to a net working capital deficit of $222,389 at March 31, 2003, an increase of $1,083,784 or 487.3%. The increase in working capital deficit was a result of the completion of four communication towers and accumulated payroll and other expenses through March 31, 2004.

CASH FLOW FROM OPERATING ACTIVITIES

      Net cash provided by operating activities for the three months ended Mach 31, 2004 and 2003 was $75,495 and $0 respectively. The increase is attributable to our increased business activity after entering the communication tower industry subsequent to the share exchange transaction in February 2003 with Alliance Towers, Inc.

CASH FLOW FROM INVESTING ACTIVITIES

      Net cash used by investing activities for the three months ended March 31, 2004 was $212,682 as compared to $0 for the same period in 2003. The increase is attributable to the construction of four tower sites which are currently in accounts payable.

CASH FLOW FROM FINANCING ACTIVITIES

      Net cash provided by financing activities for the three months ended March 31, 2004 was $145,931 as compared to $0 for the three months ended March 31, 2003. The increase is attributable to the issuance of a note payable and the accumulation of accounts payable which assisted us in the completion of four communication towers.

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

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph in connection with the March 31, 2004 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE A LIMITED OPERATING HISTORY FROM WHICH TO EVALUATE OUR BUSINESS

      We have had a limited operating history since our inception on December 3, 2002. In addition, we have limited assets and financial resources. Due to our limited operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our limited operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that our Company does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. We have no commitments or other sources of capital available to us. Our inability to continue as a going concern could result in you losing your entire investment in our Company.

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

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $1,306,173 at March 31, 2004, which means that our current liabilities as of that date exceeded our current assets on March 31, 2004 by $1,306,173. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit or cease operations.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. Currently, our common stock is traded on the "Pink Sheets." An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Alliance Towers will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE YOUR INVESTMENT DECISION

      We had a major shift in our business strategy in February 2003. It was not until February 2003 that we acquired Alliance Tower, Inc., another development stage company and focused on the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry and the deployment and ownership of wireless broadband networks. We have a limited operating history upon which to evaluate our business plan and prospects. If we are unable to obtain additional external funding or generate revenue, we could be forced to curtail or cease our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any legal proceedings involving our Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) None

         (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

EXHIBIT
NO.            DESCRIPTION                                                      LOCATION
--------       -----------                                                      --------
   2.01        Stock Purchase  Agreement dated as of January 27, 2000 among     Incorporated  by  reference to Exhibit 2.01 to our
               our company,  Lido Capital Corporation,  Eric P. Littman and     company's  Registration  Statement  on Form  10-SB
               Dennis Sturm                                                     filed with the Securities and Exchange  Commission
                                                                                on February 24, 2000

   2.02        Stock Purchase  Agreement dated as of April 10, 2000,  among     Incorporated  by  reference to Exhibit 2.02 to our
               our company,  USWEBAUCTIONS,  Inc.,  Jon Kochevar,  and John     company's  Current  Report on Form 8-K filed  with
               Allen                                                            the Securities and Exchange  Commission on May 26,
                                                                                2000

   2.03        Articles   of  Merger   dated  as  of  April  21,   2000  of     Incorporated  by  reference to Exhibit 2.03 to our
               USWEBAUCTIONS, Inc. into our company, together with the Plan     company's  quarterly  report on Form 10-QSB  filed
               of Merger                                                        with the  Securities  and Exchange  Commission  on
                                                                                August 21, 2000

   2.04        Rescission Agreement and Mutual Release dated as of July 13,     Incorporated  by  reference to Exhibit 2.01 to our
               2000 among our company, Jon Kochevar, and John Allen             company's  Current  Report on Form 8-K filed  with
                                                                                the Securities and Exchange Commission

   3.01        Articles  of  Incorporation  filed on July 10, 1997 with the     Incorporated  by  reference to Exhibit 3.01 to our
               Florida Secretary of State                                       company's  Registration  Statement  on Form  10-SB
                                                                                filed with the Securities and Exchange  Commission
                                                                                on February 24, 2000

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

   10.1        Standby Equity  Distribution  Agreement,  dated December 19,     Incorporated  by  reference to Exhibit 10.1 to our
               203 by and  between  Alliance  Towers  and  Cornell  Capital     Company's  registration  statement  on  Form  SB-2
               Partner, LLC                                                     filed with the Securities and Exchange  Commission
                                                                                on December 23, 2003

   10.2        Registration  Rights  Agreement,  dated December 19, 2003 by     Incorporated  by  reference to Exhibit 10.2 to our
               and between Alliance Towers and Cornell Capital Partner, LLC     Company's  registration  statement  on  Form  SB-2
                                                                                filed with the Securities and Exchange  Commission
                                                                                on December 23, 2003

   10.3        Escrow  Agreement,  dated  December  19, 2003 by and between     Incorporated  by  reference to Exhibit 10.3 to our
               Alliance Towers and Cornell Capital Partner, LLC                 Company's  registration  statement  on  Form  SB-2
                                                                                filed with the Securities and Exchange  Commission
                                                                                on December 23, 2003

EXHIBIT
NO.            DESCRIPTION                                                      LOCATION
--------       -----------                                                      --------

   10.4        Placement  Agent  Agreement,  dated December 19, 2003 by and     Incorporated  by  reference to Exhibit 10.4 to our
               between Alliance Towers and Cornell Capital Partner, LLC         Company's  registration  statement  on  Form  SB-2
                                                                                filed with the Securities and Exchange  Commission
                                                                                on December 23, 2003

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

   31.1        Officer's Certificate Pursuant to Section 302                    Provided herewith


   31.2        Officer's Certificate Pursuant to Section 302                    Provided herewith


   32.1        Certification  Pursuant to 18 U.S.C. Section 1350 as Adopted     Provided herewith
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   32.2        Certification  Pursuant to 18 U.S.C. Section 1350 as Adopted     Provided herewith
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004                     ALLIANCE TOWERS, INC.

                                       By: /s/ Robert Sandburg
                                          --------------------------------------
                                          Robert Sandburg
                                          Chief Executive Officer, President and
                                          Chairman of the Board of Directors


                                       By: /s/ Michael Delin
                                          --------------------------------------
                                          Michael Delin
                                          Chief Financial Officer and Principal
                                          Accounting Officer