Form 10QSB
period 2004-06-30
ALLIANCE TOWERS INC
filed 2004-08-16
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                 (Name of Small Business Issuer in Its Charter)

                FLORIDA                                  90-0158984
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        5401 SOUTH DALE MABRY, TAMPA, FLORIDA                 33611
        -------------------------------------                 -----
       (Address of Principal Executive Offices)             (Zip Code)


                                 (813) 805-9575
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                               -------------------
                             (Issuer's Former Name)

                       4333 SOUTH TAMIAMI TRAIL, SUITE F,
                             SARASOTA, FLORIDA 34231
                             -----------------------
                            (Issuer's Former Address)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

      There were 1,166,160,000 shares of Common Stock outstanding as of August 5, 2004

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2003

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                    June 30,
                                                      2004        December 31,
                                                  (Unaudited)        2003
                                                   ----------     ----------
CURRENT ASSETS

  Cash                                             $   29,320     $       33
  Deposits                                             39,000         39,000
  Construction in progress                            266,627             --
  Accounts receivable                                      --          1,919
  Note receivable                                      25,400         10,400
                                                   ----------     ----------
    Total Current Assets                              360,347         51,352
                                                   ----------     ----------

PROPERTY AND EQUIPMENT, NET                           783,562        586,657
                                                   ----------     ----------

  TOTAL ASSETS                                     $1,143,909     $  638,009
                                                   ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,
                                                                                  2004        December 31,
                                                                              (Unaudited)        2003
                                                                              -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                                            $    46,749    $    75,655
  Accounts payable - related parties                                              995,021        698,729
  Construction payable                                                             75,300             --
  Consulting payable                                                               25,000             --
  Unearned rent                                                                    68,250             --
  Deferred compensation                                                           182,750        107,000
  Notes payable - related parties                                                  95,150         95,150
  Interest payable - related parties                                               24,035         20,229
  Notes payable                                                                   109,643         94,644
  Interest payable                                                                  9,774          3,701
                                                                              -----------    -----------
    Total Current Liabilities                                                   1,631,672      1,095,108
                                                                              -----------    -----------
LONG-TERM DEBT

  Convertible debenture                                                           250,000             --
                                                                              -----------    -----------

    Total Long-Term Debt                                                          250,000             --
                                                                              -----------    -----------

    TOTAL LIABILITIES                                                           1,881,672      1,095,108
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 shares
  At $0.001 par value; no shares issued and outstanding                                --             --
  Common stock; authorized 5,000,000,000 common shares at $0.001 par value;
    1,161,160,000 and 1,135,672,000 shares issued and outstanding               1,161,160      1,135,672
  Additional paid-in capital (deficit)                                           (526,210)    (1,302,722)
  Deferred consulting expense                                                    (664,583)            --
  Deficit accumulated during development stage                                   (708,130)      (290,049)
                                                                              -----------    -----------
    Total Stockholders' Equity (Deficit)                                         (737,763)      (457,099)
                                                                              -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 1,143,909    $   638,009
                                                                              ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                        From Inception
                                                                                        on December 3,
                                                                                            2002
                                                                                          through
                                                    For the Six Months Ended              June 30,
                                                      2004              2003                2004
                                                ---------------    ---------------    ---------------

REVENUES                                        $        32,290    $            --    $        34,209

OPERATING EXPENSES

  Ground lease and related costs                         18,534                 --             18,534
  Professional fees                                      75,514             17,335            159,384
  Consulting expenses                                   150,417             27,500            217,227
  Payroll expenses                                       88,668             51,750            195,668
  General and administrative                             32,748             13,184             54,864
  Depreciation expense                                   12,112                 --             12,916
                                                ---------------    ---------------    ---------------
    Total Operating Expenses                            377,993            109,769            658,593
                                                ---------------    ---------------    ---------------

LOSS FROM OPERATIONS                                   (345,703)          (109,769)          (624,384)
                                                ---------------    ---------------    ---------------
OTHER EXPENSES

  Interest expense                                      (72,378)            (4,713)           (83,746)
                                                ---------------    ---------------    ---------------

    Total Other Expenses                                (72,378)            (4,713)           (83,746)
                                                ---------------    ---------------    ---------------
NET LOSS                                        $      (418,081)   $      (114,482)   $      (708,130)
                                                ===============    ===============    ===============

BASIC LOSS PER SHARE                            $         (0.00)   $         (0.00)
                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     1,144,012,629      1,111,442,343
                                                ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended
                                                             June 30,
                                                      2004              2003
                                                ---------------    ---------------

REVENUES                                        $        10,450    $            --
                                                ===============    ===============
OPERATING EXPENSES

  Ground lease and related costs                         10,295                 --
  Professional fees                                      69,491             17,135
  Consulting expenses                                   135,417             17,500
  Payroll expenses                                       48,168
  General and administrative                             26,146              5,338
  Depreciation expense                                    6,622                 --
    Total Operating Expenses                            296,139             66,748
                                                ---------------    ---------------

LOSS FROM OPERATIONS                                   (285,689)           (66,748)
                                                ---------------    ---------------
OTHER EXPENSES

  Interest expense                                      (67,917)            (2,755)
                                                ---------------    ---------------

    Total Other Expenses                                (67,917)            (2,755)
                                                ---------------    ---------------

NET LOSS                                        $      (353,606)   $       (69,503)
                                                ===============    ===============
BASIC LOSS PER SHARE                            $         (0.00)   $         (0.00)
                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     1,152,353,319      1,135,672,000
                                                ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                Additional                         During the
                                                    Common Stock              Paid-in Capital      Deferred        Development
                                              Shares            Amount           (Deficit)        Consulting          Stage
                                           --------------    --------------    --------------    --------------    --------------

Balance at inception on December 3, 2002               --    $           --    $           --    $           --    $           --

December 2002, common stock issued
  for consulting fees                       1,036,000,000         1,036,000        (1,029,190)               --                --

Net loss for the year ended
  December 31, 2002                                    --                --                --                --           (10,360)

Balance, December 31, 2002                  1,036,000,000         1,036,000        (1,029,190)               --           (10,360)

Contributed capital by shareholder
  for payment of  accounts payable                     --                --             3,550                --                --

February 13, 2003, recapitalization            99,672,000            99,672          (277,082)               --                --

Net loss for the year ended
  December 31, 2003                                    --                --                --                --          (279,689)
                                           --------------    --------------    --------------    --------------    --------------

Balance, December 31, 2003                  1,135,672,000         1,135,672        (1,302,722)               --          (290,049)

Convertible debenture benefit, May
  25, 2004 (unaudited)                                 --                --            62,500                --                --

Stock issued for services, May 28,
  2004 (unaudited)                                500,000               500            14,000                --                --

Stock issued for consulting
  services, May 1, 2004 (unaudited)            25,000,000            25,000           700,000          (664,583)               --

Reconciling transaction, June 30,
  2004 (unaudited)                                (12,000)              (12)               12                --                --

Net loss for the six months ended
  June 30, 2004 (unaudited)                            --                --                --                --        (1,082,664)
                                           --------------    --------------    --------------    --------------    --------------
Balance, June 30, 2004 (unaudited)          1,161,160,000    $    1,161,160    $     (526,210)   $     (664,583)   $   (1,372,713
                                           ==============    ==============    ==============    ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                      From Inception
                                                                                                      on December 3,
                                                                                                          2002
                                                                            For the Six Months Ended    Through
                                                                                    June 30,            June 30,
                                                                              2004              2003      2004
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $  (418,081)   $  (114,482)   $  (708,130)
  Adjustments to reconcile net loss to net cash provided by operations:
    Issuance of common stock for consulting fees                              137,417             --        144,227
    Depreciation                                                               12,112             --         12,916
  Changes in operating assets and liabilities:
    Decrease in deposits                                                           --        (34,500)            --
    (Increase) decrease in accounts receivable                                 (1,919)            --        (39,000)
    (Increase) in notes receivable                                            (15,000)       (10,400)       (25,400)
    Increase in unearned rent                                                  68,250             --         68,250
    Increase in deferred compensation                                          75,750         51,750        182,750
    Increase in consulting payable                                             25,000             --         25,000
    Increase (decrease) in accounts payable
    and accounts payable-related parties                                      (28,906)        43,167        117,423
    Increase (decrease) in interest payable
    and interest payable-related parties                                        8,920          4,658         20,233
    Increase (decrease) in construction payable                                75,300             --         75,300
                                                                          -----------    -----------    -----------

      Net Cash Provided by Operating Activities                               (57,319)       (59,807)      (126,431)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in constructed assets in progress                                 (266,627)            --       (266,627)
  Investment in property and equipment                                       (209,017)            --       (796,478)
                                                                          -----------    -----------    -----------

    Net Cash Used by Investing Activities                                    (475,644)            --     (1,063,105)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in accounts payable-related party                                  296,292             --        858,253
  Proceeds from notes payable                                                  15,000         59,900        109,644
  Convertible debenture                                                       250,000             --        250,000
  Debenture interest                                                              959             --            959
                                                                          -----------    -----------    -----------
    Net Cash Provided by Financing
    Activities                                                            $   562,250    $    59,900    $ 1,218,856
                                                                          ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                              From Inception
                                                                                              on December 3,
                                                                                                  2002
                                                                         For the Six Months     Through
                                                                           Ended June 30,       June 30,
                                                                          2004        2003        2004
                                                                       ---------   ---------    ---------

NET INCREASE IN CASH                                                      29,287          93       29,320

CASH AT BEGINNING OF PERIOD                                                   33          93           --
                                                                       ---------   ---------    ---------
CASH AT END OF PERIOD                                                  $  29,320   $      --    $  29,320
                                                                       =========   =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                                             $      --   $      --    $      --
  Income taxes                                                         $      --   $      --    $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Recapitalization                                                     $      --   $(177,410)   $(177,410)
  Common stock issued for consulting fees                              $ 137,417   $      --    $ 144,227
  Contributed capital by shareholder for payment of accounts payable   $      --   $   3,550    $   3,550


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

On March 23, 2004, the Company entered into a consulting agreement with an unrelated party. Consulting services will be provided in exchange for 5,000,000 shares of common stock. As of June 30, 2004, the stock had not been issued.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (CONTINUED)

On May 1, 2004, the Company entered into a consulting agreement whereby the company agreed to issue 25,000,000 shares of common stock in exchange for consulting services for a term of two years. The Company issued the shares on June 1, 2004. The value of the shares as of May 1, 2004, is being amortized over a two year period on the straight line basis.

As of May 25, 2004, the Company issued a Secured Convertible Debenture to an unrelated party in the principal amount of $500,000, of which $250,000 has been paid to the Company. Another $125,000 was issued at the end of July, after the registration statement associated with the debenture was filed with the SEC. The final $125,000 will be issued after the 15C 211 application has been filed with the NASD and declared effective. The convertible debenture accrues interest at the rate of 5% per year and is convertible at the holder's option. At the option of the Company, the entire principal amount and all accrued interest can be either: (i) paid three years after the convertible debenture was issued, or (ii) converted into shares of the Company's common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of the common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debenture has a term of three years and is secured by all of the company's assets. As of June 30, 2004, the debenture had not been converted. There was a beneficial conversion expense of $62,500 which was charged immediately to interest expense.

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement with an unrelated party. The party received a commitment fee in the form of a compensation debenture in the principal amount of $490,000. The debenture is convertible into shares of common stock at a price equal to 100% of the lowest closing bid price for the three trading days immediately preceding the conversion date. Furthermore, the agreement stated the Company will pay another unrelated party $10,000 for services related to the agreement. The $10,000 was paid by the issuance of 500,000 shares of stock, issued on May 28, 2004.

As of June 30, 2004, the Company owed $109,644 in unsecured notes payable to an unrelated party at 9% interest with terms of one year. As of June 30, 2004, the Company recorded $8,815 in accrued interest related to these notes.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable

As of June 30, 2004, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

As of June 30, 2004, the Company owed the President and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts Payable (Continued)

As of June 30, 2004, the Company owed the President and CEO of the Company and a significant stockholder of the Company $17,414 and $77,200, respectively, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

As of June 30, 2004, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $849,507 for costs expended and services performed related to the four towers constructed and the towers under construction.

Notes Payable and Interest Payable - Related Party

As of June 30, 2004, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of June 30,2004 and December 31, 2003, this note had accrued interest of $24,035 and $20,229, respectively.

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

      We have been in the development stage since inception and have undertaken limited business operations to date. As of June 30, 2004, we had $29,320 cash-on-hand and total current assets in an amount equal to $360,347. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification. There can be no assurance that we will be successful in implementing our business plan.

      We are currently involved in the development, ownership, marketing and management of tower facilities for the wireless telecommunications industry. Currently all of the tower facilities we have constructed and are developing are located in Georgia and South Carolina. We are currently leasing and anticipate continuing to lease both ground and tower space at our facilities to wireless service providers for the installation of their equipment and antennas.

      Although we have constructed and anticipate continuing to develop standard tower facilities, we also anticipate developing "capacity sites" or sites in areas where a carrier's ability to maintain existing calls are currently limited. These capacity sites are critical to a carrier's quality of service, reduction of dropped call ratios and the minimization of "churn" or customer initiated disconnection of wireless services. It is anticipated that as carriers continue to expand services, including the increased sales of handsets and the offering of additional services such as data and video, the needs for the development of capacity sites should continue to grow.

      We anticipate developing sites required by wireless telecommunication service providers as they expand their coverage areas. In addition, we will review opportunities to purchase existing facilities that may offer growth potential.

      The following is a description of the status of our current tower sites.

AS OF JUNE 30, 2004, WE HAD COMPLETED CONSTRUCTION OF THE FOLLOWING SITES

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

AS OF JUNE 30, 2004, WE ARE IN CONSTRUCTION ON THE FOLLOWING SITES

GEORGETOWN TOWER FACILITY

      The Georgetown Tower Facility will be located in Georgetown County, SC. The Facility will be located on a leased parcel of property owned by Georgetown County. The ground lease has been approved and the initial lease term is for ten
(10) years with nine (9), five (5) year terms (total 55 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is $10 per year with no escalation. Georgetown County's Department of Emergency Services is the anchor tenant. The Department's Lease Agreement rate will be Seven Hundred Fifty
Dollars ($750) per month with 2% escalation per year. The initial term is for ten (10) years with four (4), five (5) year automatic renewals (30 year total) unless terminated by the County prior to the renewal period. The County's Lease Agreement is approved. Rent shall start upon the completion of construction of the facility which is currently in construction.

WILSON TOWER FACILITY

         The Wilson Tower Facility will be located in Wilcox County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently in construction.

AS OF JUNE 30, 2004, WE ARE CURRENTLY IN DEVELOPMENT ON THE FOLLOWING SITES

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

EAST CRISP TOWER FACILITY

      The East Crisp Tower Facility will be located in Crisp County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

EMPIRE TOWER FACILITY

      The Empire Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

GRESSTON TOWER FACILITY

      The Gresston Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

MILL CREEK TOWER FACILITY

      The Mill Creek Tower Facility will be located in Wheeler County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

NEW RED HILL CHURCH TOWER FACILITY

      The New Red Hill Church Facility will be located in Telfair County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

BIG BRANCH TOWER FACILITY

      The Big Branch Tower Facility will be located in Wheeler County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

CHAUNCEY TOWER FACILITY

      The Chauncey Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

DAVIS TOWER FACILITY

      The Davis Tower Facility will be located in Pulaski County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

DODGE HIGH TOWER FACILITY

      The Dodge High Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

HUNTINGTON TOWER FACILITY

      The Huntington Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

LAMAR TOWER FACILITY

      The Lamar Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2004.

MILAN TOWER FACILITY

      The Milan Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. Alliance currently has an option in place with the landowner during a due diligence period. The proposed ground lease, currently in process, has an initial term of five (5) years with five
(5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2004.

SASSER TOWER FACILITY

      The Sasser Tower Facility will be located in Terrell County, GA. The facility will be located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate will be at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is executed. Rent shall start upon the issuance of a building permit for construction of the facility which is currently scheduled in the 3rd quarter of calendar year 2004.

      The tower facilities currently in development are guyed tower facilities with tower structures ranging between two hundred sixty feet (260 ft.) and three hundred sixty feet (360 ft.) in height. Both the compound areas and towers are designed to accommodate 4 to 5 wireless carries. The only exceptions to this criteria is the Georgetown Facility, that is designed for 4 carries and the Georgetown County Emergency Service's equipment and the Line Facility that will have a 195 ft. monopole structure designed to accommodate three wireless carriers.

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
            03-7, 03-10 and 02-16.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

      On February 23, 2003, we consummated a share exchange transaction with Alliance Towers, Inc., a private company that was incorporated in the State of Florida on December 3, 2002. On February 13, 2003, we consummated a share exchange transaction with Alliance Towers, Inc., whereby we issued 1,036,000,000 shares of our common stock in exchange for all of the outstanding common stock of Alliance Towers, Inc. Alliance Towers, Inc. will be treated as the acquiring entity for accounting purposes and we will be treated as the surviving entity for legal purposes.

      REVENUES. For the six months ended June 30, 2004, we had revenues of $32,290, as compared to revenues of $0 for the six months ended June 30, 2003. This increase is attributable to lease proceeds we received on recently completed tower facilities. Our Company currently has four communication towers operating with one carrier on each tower.

      OPERATING EXPENSES. For the six months ended June 30, 2004, we had operating expenses of $377,993, compared to $109,769 for the six months ended June 30, 2003, an increase of $268,224 or 244.3%. This increase in operating expenses is primarily attributable to increased payroll expenses, professional fees and consulting expenses that were incurred as a result of our development of tower facilities for the wireless communications industry, as well as the
increase  in  cost  of  operating  the   communication   towers   together  with
depreciation expense which was not incurred in the six months ended June 30, 2003.

      INTEREST EXPENSE. For the six months ended June 30, 2004, we had interest expense of $72,378, compared to $4,713 for the six months ended June 30, 2003, an increase of $67,665.

      NET INCOME (LOSS). For the six months ended June 30, 2004 we had a net loss of $418,081, compared to $114,482 for the six months ended June 30, 2003, an increase of $303,599 or 265.2%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

      On February 23, 2003, we consummated a share exchange transaction with Alliance Towers, Inc., a private company that was incorporated in the State of Florida on December 3, 2002. On February 13, 2003, we consummated a share exchange transaction with Alliance Towers, Inc., whereby we issued 1,036,000,000 shares of our common stock in exchange for all of the outstanding common stock of Alliance Towers, Inc. Alliance Towers, Inc. will be treated as the acquiring entity for accounting purposes and we will be treated as the surviving entity for legal purposes.

      REVENUES. For the three months ended June 30, 2004, we had revenues of $10,450, as compared to revenues of $0 for the three months ended June 30, 2003. This increase is attributable to lease proceeds we received on recently completed tower facilities. Our Company currently has four communication towers operating with one carrier on each tower.

      OPERATING EXPENSES. For the three months ended June 30, 2004, we had operating expenses of $296,139, as compared to $66,748 for the three months ended June 30, 2003, an increase of $229,391. This increase in operating expenses is primarily attributable to increased payroll expenses, professional fees and consulting expenses that were incurred as a result of our development of tower facilities for the wireless communications industry, as well as the
increase  in  cost  of  operating  the   communication   towers   together  with
depreciation expense which was not incurred in the six months ended June 30, 2003.

      INTEREST EXPENSE. For the three months ended June 30, 2004, we had interest expense of $67,917, as compared to $2,755 for the three months ended June 30, 2003, an increase of $65,162 or 2,365.2%.

      NET INCOME (LOSS). For the three months ended June 30, 2004, we had a net loss of $353,606, as compared to $69,503 for the three months ended June 30, 2003, an increase of $284,103 or 408.8%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had $29,320 cash-on-hand, compared to $33 as of December 31, 2003. As of June 30, 2004, our total current liabilities exceed our current assets by $1,271,325.

WORKING CAPITAL

      We had a net working capital deficit of $1,271,326 at June 30, 2004, as compared to a net working capital deficit of $302,292 at June 30, 2003, an increase in deficit of $969,034 or 320.6%. The increase in working capital deficit was a result of the completion of four communication towers, accumulated payroll and other expenses through June 30, 2004.

CASH FLOW FROM OPERATING ACTIVITIES

      Net cash provided by operating activities for the six months ended June 30, 2004 was $57,319, as compared to $59,807 for the six months ended June 30, 2003. The increase is attributable to our increased business activity after entering the communication tower industry subsequent to the share exchange transaction in February 2003 with Alliance Towers, Inc.


CASH FLOW FROM INVESTING ACTIVITIES

      Net cash used by investing activities for the six months ended June 30, 2004 was $475,644, as compared to $0 for the same period in 2003. The increase is attributable to the construction of four tower sites and construction in progress on additional sites, which are currently in accounts payable.

CASH FLOW FROM FINANCING ACTIVITIES

      Net cash provided by financing activities for the six months ended June 30, 2004 was $562,250, as compared to $59,900 for the six months ended June 30, 2003. The increase is attributable to the issuance of a note payable, receipt of funds from a convertible debenture, and the accumulation of accounts payable which assisted us in the completion of four communication towers.

      We will need to raise additional capital to fund our business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

      As of May 25, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture accrues interest at the rate of 5% per year. At Alliance Towers' option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the convertible debenture on the third-year anniversary of the convertible debenture or (ii) converted into shares of Alliance Towers common stock. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years and is secured by all of our assets. At Alliance Towers' option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. After our 15C 211 application filed with the NASD is declared effective, we will issue a second Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $125,000 upon the same terms and conditions as the first Secured Convertible Debenture described above. After we file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the convertible debenture, we will issue a third Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $125,000 upon the same terms and conditions as the first Secured Convertible Debenture above.

      On May 25, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $750,000 in any thirty-day period, provided that each advance may not exceed $250,000. Cornell Capital Partners will purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners will retain 4% of each advance under the Standby Equity Distribution Agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price.

      CHANGES IN NUMBER OF EMPLOYEES. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer, and Michael Delin, our Chief Financial Officer. We are currently reviewing our personnel needs for 2004 and beyond. As of the date hereof, we do not anticipate hiring any employees until we develop additional sites.

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph in connection with the June 30, 2004 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE HAD VERY LIMITED OPERATING HISTORY AND REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

      We have had a very limited operating history and revenue from operations since our inception on December 3, 2002. For the years ended December 31, 2003 and 2002, we had revenues of $1,919 and $0, respectively. For the six months ended June 30, 2004 and 2003, we had revenues of $32,290 and $0, respectively. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that Alliance Towers does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. Our inability to continue as a going concern could result in you losing your entire investment in Alliance Towers.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

      We have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and expansion, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to pursue our proposed business plan. Any difficulty that we may encounter in pursuing our proposed business plan may result in a lower stock price for Alliance Towers.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO INSUFFICIENT REVENUES TO COVER OUR OPERATING COSTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      There is substantial doubt about our ability to continue as a going concern due to Alliance Towers' inability to establish revenues to cover our operating costs. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $1,271,325 at June 30, 2004, which means that our current liabilities as of that date exceeded our current assets on June 30, 2004 by $1,271,325. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. Currently, our common stock is traded on the "Pink Sheets." An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Alliance Towers will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) On May 28, 2004, we issued 500,000 shares of our common stock to a consultant in exchange for services valued at $10,000 or $0.02 per share.

             On May 1, 2004, we issued 25,000,000 shares of our common stock  to
             a  consultant  in  exchange for  services valued  at  $500,000   or
             $0.02 per share

         (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.


EXHIBIT
NO.          DESCRIPTION                                           LOCATION
-----        -----------                                           --------

2.01  Stock  Purchase  Agreement  dated as of January 27, 2000     Incorporated   by  reference  to  Exhibit  2.01  to  our
      among our  company,  Lido Capital  Corporation,  Eric P.     company's  Registration  Statement  on Form 10-SB  filed
      Littman and Dennis Sturm                                     with the Securities and Exchange  Commission on February
                                                                   24, 2000

2.02  Stock  Purchase  Agreement  dated as of April 10,  2000,     Incorporated   by  reference  to  Exhibit  2.02  to  our
      among our company,  USWEBAUCTIONS,  Inc.,  Jon Kochevar,     company's  Current  Report  on Form 8-K  filed  with the
      and John Allen                                               Securities and Exchange Commission on May 26, 2000

2.03  Articles  of  Merger  dated  as of  April  21,  2000  of     Incorporated   by  reference  to  Exhibit  2.03  to  our
      USWEBAUCTIONS,  Inc. into our company, together with the     company's quarterly report on Form 10-QSB filed with the
      Plan of Merger                                               Securities and Exchange Commission on August 21, 2000

2.04  Rescission Agreement and Mutual Release dated as of July     Incorporated   by  reference  to  Exhibit  2.01  to  our
      13, 2000 among our company, Jon Kochevar, and John Allen     company's  Current  Report  on Form 8-K  filed  with the
                                                                   Securities and Exchange Commission

3.01  Articles  of  Incorporation  filed on July 10, 1997 with     Incorporated   by  reference  to  Exhibit  3.01  to  our
      the Florida Secretary of State                               company's  Registration  Statement  on Form 10-SB  filed
                                                                   with the Securities and Exchange  Commission on February
                                                                   24, 2000

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

10.1  Standby Equity  Distribution  Agreement,  dated December     Incorporated   by  reference  to  Exhibit  10.1  to  our
      19,  203 by and  between  Alliance  Towers  and  Cornell     Company's registration statement on Form SB-2 filed with
      Capital Partner, LLC                                         the Securities  and Exchange  Commission on December 23,
                                                                   2003


10.2  Registration  Rights Agreement,  dated December 19, 2003     Incorporated   by  reference  to  Exhibit  10.2  to  our
      by and  between  Alliance  Towers  and  Cornell  Capital     Company's registration statement on Form SB-2 filed with
      Partner, LLC                                                 the Securities  and Exchange  Commission on December 23,
                                                                   2003

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



10.4  Placement  Agent  Agreement,  dated December 19, 2003 by     Incorporated   by  reference  to  Exhibit  10.4  to  our
      and between Alliance Towers and Cornell Capital Partner,     Company's registration statement on Form SB-2 filed with
      LLC                                                          the Securities  and Exchange  Commission on December 23,
                                                                   2003

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


31.1  Officer's Certificate Pursuant to Section 302                Provided herewith

31.2  Officer's Certificate Pursuant to Section 302                Provided herewith

32.1  Certification  Pursuant  to 18  U.S.C.  Section  1350 as     Provided herewith
      Adopted  Pursuant to Section  906 of the  Sarbanes-Oxley
      Act of 2002

32.2  Certification  Pursuant  to 18  U.S.C.  Section  1350 as     Provided herewith
      Adopted  Pursuant to Section  906 of the  Sarbanes-Oxley
      Act of 2002


         (B)      REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended June 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 16, 2004           ALLIANCE TOWERS, INC.

                                   By:  /s/ Robert Sandburg
                                        ----------------------------------------
                                        Robert Sandburg
                                        Chief Executive Officer, President and
                                        Chairman of the Board of Directors


                                   By:  /s/ Michael Delin
                                        ----------------------------------------
                                        Michael Delin
                                        Chief Financial Officer and Principal
                                        Accounting Officer