Form 10QSB
period 2004-09-30
ALLIANCE TOWERS INC
filed 2004-11-15
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              FLORIDA                                    90-0158984
 -------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


 5401 SOUTH DALE MABRY, TAMPA, FLORIDA                           33611
 --------------------------------------                        -------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (813) 805-9575
                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                             (Issuer's Former Name)

                       4333 SOUTH TAMIAMI TRAIL, SUITE F,
                             SARASOTA, FLORIDA 34231
                            (Issuer's Former Address)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

      There were 1,166,160,000 shares of Common Stock outstanding as of November 3, 2004

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

CURRENT ASSETS                                   September 30,    December 31,
                                                    2004             2004
                                                 -------------    ------------
                                                 (Unaudited)
                                                 -------------    ------------

    Cash                                          $   23,499       $       33
    Deposits                                          39,000           39,000
    Construction in progress                          70,700               --
    Accounts receivable                                   --            1,919
    Other Assets                                     114,093               --
    Note receivable                                   25,400           10,400
                                                  ----------       ----------

Total Current Assets                                 272,692           51,352
                                                  ----------       ----------

PROPERTY AND EQUIPMENT, NET                        2,097,277          586,657
                                                  ----------       ----------

         TOTAL ASSETS                             $2,369,969       $  638,009
                                                  ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                September 30,   December 31,
                                                                   2004            2004
                                                                -------------   ------------
                                                                (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                           $ 1,023,572     $    75,655
     Accounts payable - related parties                           1,004,542         698,729
     Advance lease                                                   71,850              --
     Consulting payable                                              50,000              --
     Unearned rent                                                   81,000              --
     Deferred compensation                                          217,738         107,000
     Notes payable - related parties                                256,240          95,150
     Interest payable - related parties                              27,011          20,229
     Notes payable                                                  109,644          94,644
     Interest payable                                                16,638           3,701
                                                                -----------     -----------

       Total Current Liabilities                                  2,858,235       1,095,108
                                                                -----------     -----------

LONG-TERM DEBT

     Convertible debenture                                          375,000              --
                                                                -----------     -----------

       Total Long-Term Debt                                         375,000              --
                                                                -----------     -----------

       TOTAL LIABILITIES                                          3,233,235       1,095,108
                                                                -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock authorized: 10,000,000 shares
     At $0.001 par value; no shares issued and outstanding               --
     Common stock; authorized 5,000,000,000 common
       shares at $0.001 par value; 1,161,160,000 and
       1,135,672,000 shares issued and outstanding                1,161,160       1,135,672
     Additional paid-in capital (deficit)                          (526,210)     (1,302,722)
     Deferred consulting expense                                   (573,958)             --
     Deficit accumulated during development stage                  (924,258)       (290,049)

Total Stockholders' Equity (Deficit)                               (863,266)       (457,099)
                                                                -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                          $ 2,369,969     $   638,009
                                                                ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

                                                   For the Nine Months Ended      From Inception on
                                                         September 30,            December 3, 2002
                                           -------------------------------------       through
                                                  2004                2003        September 30, 2004
                                           ----------------    -----------------  ------------------
REVENUES                                   $        84,055     $            --     $        85,974
                                           ----------------    -----------------  ------------------
OPERATING EXPENSES

     Ground lease and related costs                 29,960                  --              29,960
     Professional fees                             103,273              50,474             187,143
     Consulting expenses                           291,042              42,500             357,852
     Payroll expenses                              140,883              77,250             247,883
     General and administrative                     46,615              14,475              68,730
     Depreciation expense                           24,274                  --              25,078
                                           ----------------    -----------------  ------------------

         Total Operating Expenses                  636,047             184,699             916,646
                                           ----------------    -----------------  ------------------

LOSS FROM OPERATIONS                              (551,992)           (184,699)           (830,672)
                                           ----------------    -----------------  ------------------

OTHER EXPENSES

Interest expense                                   (82,217)             (7,971)            (93,585)
                                           ----------------    -----------------  ------------------

         Total Other Expenses                      (82,217)             (7,971)            (93,585)

NET LOSS                                   $      (634,209)    $      (192,670)    $      (924,258)
                                           ================    =================  ==================

BASIC LOSS PER SHARE                       $         (0.00)    $         (0.00)
                                           ================    =================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           1,144,012,629       1,119,607,648
                                           ================    =================


        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
                                              2004                  2003
                                         ---------------       ---------------

REVENUES                                 $        51,765       $            --
                                         ---------------       ---------------

OPERATING EXPENSES

     Ground lease and related costs               11,426                33,139
     Professional fees                            27,759                15,000
     Consulting expenses                         140,625                    --
     Payroll expenses                             52,215                 25000
     General and administrative                   13,867                 1,291
     Depreciation expense                         12,162                    --
                                         ---------------       ---------------

         Total Operating Expenses                258,054                74,930
                                         ---------------       ---------------

LOSS FROM OPERATIONS                            (206,289)              (74,930)
                                         ---------------       ---------------

OTHER EXPENSES

Interest expense                                  (9,839)               (3,258)
                                         ---------------       ---------------

         Total Other Expenses                     (9,839)               (3,258)
                                         ---------------       ---------------

NET LOSS                                 $      (216,128)      $       (78,188)
                                                               ---------------

BASIC LOSS PER SHARE                     $         (0.00)      $         (0.00)
                                         ---------------       ---------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       $ 1,144,012,629       $ 1,135,672,000
                                         ===============       ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

                                                                                                              Deficit
                                                                       Additional                           Accumulated
                                         Common Stock                   Paid-In                              During the
                             -----------------------------------        Capital            Deferred         Development
                                  Shares             Amount            (Deficit)          Consulting           Stage
                             ----------------    ---------------    ---------------    ---------------    ---------------
Balance at inception on                   --     $                  $           --     $           --     $           --
 December 3, 2002

December 2002, common
stock  issued for
consulting fees                1,036,000,000          1,036,000         (1,029,190)                --            (10,360)
                              --------------     --------------     --------------     --------------     --------------

Net loss for the year
ended December 31, 2002                   --                 --                 --                 --            (10,360)

Balance, December 31, 2002     1,036,000,000          1,036,000         (1,029,190)                --            (10,360)
                              --------------     --------------     --------------     --------------     --------------

Contributed capital by
shareholder for payment of
accounts payable                          --                 --              3,550                 --                 --

February 13, 2003,
recapitalization                  99,672,000             99,672           (277,082)                --                 --

Net loss for the year
ended December 31, 2003                   --                 --                 --                 --           (279,689)
                              --------------     --------------     --------------     --------------     --------------

Balance, December 31, 2003     1,135,672,000          1,135,672         (1,302,722)                --           (290,049)

Convertible debenture
benefit, May 25, 2004
(unaudited)                               --                 --             62,500                 --                 --

Stock issued for services,
  May 28, 2004 (unaudited)           500,000                 --                500                 --             14,000

Stock issued for
consulting services, May
1, 2004 (unaudited)               25,000,000             25,000            700,000           (725,000)                --

Reconciling transaction,
June 30, 2004 (unaudited)            (12,000)               (12)                12                 --                 --

Amortization of deferred
consulting expense
(unaudited)                               --                 --                 --           (151,042)                --

Net loss for the nine
months ended September 30,
2004 (unaudited)                          --                 --                 --                 --           (634,209)
                              --------------     --------------     --------------     --------------     --------------

Balance, Sep 30, 2004
(unaudited)                    1,161,160,000     $    1,161,160     $     (526,210)    $     (573,958)    $     (924,258)
                              ==============     ==============     ==============     ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


                                                               For The                  From
                                                           Nine Months Ended         Inception on
                                                             September 30,         December 3, 2002
                                                 -------------------------------       Through
                                                        2004           2003       September 30, 2004
                                                 -------------     -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $  (634,209)      $  (192,670)      $  (924,258)
   Adjustments to reconcile net loss to net
   cash provided by (used) operations:
   Equity instruments                                 77,000                --            77,000
   Amortization of deferred
   consulting fees                                   151,042                --           157,852
   Depreciation                                       24,274                --            25,078
   Changes in operating assets and
   liabilities:
    (Increase) in other assets                      (114,093)          (10,000)         (114,093)
    (Increase) decrease in accounts
    receivable                                         1,919                --           (39,000)
    (Increase) in notes receivable                        --           (10,400)          (10,400)
    Increase in unearned rent                         81,000                --            81,000
    Increase in deferred compensation                110,738            77,250           217,738
    Increase in consulting payable                    50,000                --            50,000
    Increase (decrease) in accounts payable               --                --                --
    and accounts payable-related parties             947,916            93,567         1,038,945
    Increase (decrease) in interest payable
    and interest payable-related parties              19,719             7,916            31,032
    Lease advances                                    71,850                --            71,850
    Increase (decrease) in construction and
    consulting payable                                    --                --                --

    Net Cash Provided (used) by
    Operating Activities                             787,156           (34,337)          718,044
                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in constructed assets in progress          (266,627)          (25,500)         (266,627)
Investment in property and equipment              (1,338,967)               --        (1,926,428)

Net Cash Used by Investing Activities             (1,605,594)          (25,500)       (2,193,055)
                                                 -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in accounts payable-related party             290,813                --           852,775
Proceeds from notes payable                          176,091            59,900           270,735
Convertible debenture                                375,000                --           375,000

Net Cash Provided by Financing Activities        $   841,904       $    59,900       $ 1,498,510
                                                 ===========       ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


                                               For The Nine Months Ended      From Inception on
                                                      September 30,            December 3, 2002
                                             -----------------------------    Through September 30,
                                                   2004           2003                2004
                                             ------------     ------------    --------------------

NET INCREASE IN CASH                           $  23,466      $      63           $  23,499

CASH AT BEGINNING OF PERIOD                           33             --                  --

CASH AT END OF PERIOD                          $  23,499      $      63           $  23,499

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

  Interest                                     $      --      $      --           $      --

  Income taxes                                 $      --      $      --           $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Recapitalization                             $      --      $      --           $(177,410)
  Common stock issued for consulting fees      $ 725,000      $      --           $ 144,277

  Contributed capital by shareholder for
  payment of accounts payable                  $      --      $   3,550           $   3,550

        The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     September 30,2004 and December 31, 2003


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - MATERIAL EVENTS

As of September 30, 2004, the Company has completed construction of 11 towers. The Company has recorded them as fixed assets and will depreciate the towers using the straight-line method over a useful life of 30 years.

On March 23, 2004, the Company entered into a consulting agreement with an unrelated party. Consulting services will be provided in exchange for 5,000,000 shares of common stock. As of September 30, 2004, the stock had not been issued.

On May 1, 2004, the Company entered into a consulting agreement whereby the company agreed to issue 25,000,000 shares of common stock in exchange for consulting services for a term of two years. The Company issued the shares on June 1, 2004. The value of the shares as of May 1, 2004, is being amortized over a two year period on the straight line basis.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     September 30,2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS (CONTINUED)

As of May 25, 2004, the Company issued a Secured Convertible Debenture to an unrelated party in the principal amount of $500,000, of which $250,000 has been paid to the Company. Another $125,000 was issued at the end of July, after the registration statement associated with the debenture was filed with the SEC. The final $125,000 will be issued after the 15C-211 application has been filed with the NASD and declared effective. The convertible debenture accrues interest at the rate of 5% per year and is convertible at the holder's option. At the option of the Company, the entire principal amount and all accrued interest can be either: (a) paid three years after the convertible debenture was issued, or (b) converted into shares of the Company's common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of the common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debenture has a term of three years and is secured by all of the company's assets. As of September 30, 2004, the debenture had not been converted. There was a beneficial conversion expense of $62,500 which was charged immediately to interest expense.

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement with an unrelated party. The party received a commitment fee in the form of a compensation debenture in the principal amount of $490,000. The debenture is convertible into shares of common stock at a price equal to 100% of the lowest closing bid price for the three trading days immediately preceding the conversion date. On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $750,000 in any thirty-day period, provided that each advance may not exceed $250,000. Cornell Capital Partners will purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners will retain 4% of each advance under the Standby Equity Distribution Agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. Furthermore, in connection with the Standby Equity Distribution Agreement, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, an unaffiliated registration broker-dealer pursuant to which we paid $10,000 for services related to the agreement. The $10,000 was paid by the issuance of 500,000 shares of stock, issued on May 28, 2004.

As of September 30, 2004, the Company owed $109,644 in unsecured notes payable to an unrelated party at 9% interest with terms of one year. As of September 30, 2004, the Company recorded $11,424 in accrued interest related to these notes.

NOTE 4 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE

As of September 30, 2004, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

As of September 30, 2004, the Company owed the President and CEO of the Company $900 for expenses paid on behalf of the Company during the year ended December 31, 2002. The amount is not accruing interest and is payable on demand.

As of September 30, 2004, the Company owed the President and CEO of the Company $3,414 and a significant stockholder of the Company $77,200, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

As of September 30, 2004, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $953,642 for costs expended and services performed related to the 3 towers constructed and the towers under construction.

NOTES PAYABLE AND INTEREST PAYABLE - RELATED PARTY

As of September 30, 2004, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of September 30,2004 and December 31, 2003, this note had accrued interest of $25,938 and $20,229, respectively.

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

      Following the rescission, we were active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 5, 2001, our Company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business ("A-1 Cellular"). On July 12, 2001, we entered into a definitive Stock Purchase Agreement with A-1 Cellular. This transaction was subject to a number of contingencies, including the filing and effectiveness of a registration statement to be filed. On March 2002, we terminated the Stock Purchase Agreement with A-1 Cellular due to the failure to consummate the transaction within ninety
(90) days from July 12, 2001.

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

      We have been in the development stage since inception and have undertaken limited business operations to date. As of September 30, 2004, we had $23,499 cash-on-hand and total current assets in an amount equal to $272,692. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification. There can be no assurance that we will be successful in implementing our business plan.

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

AS OF SEPTEMBER 30, 2004, WE HAD COMPLETED CONSTRUCTION OF THE FOLLOWING SITES:

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

GREENS CUT TOWER FACILITY

      The Greens Cut Tower Facility is located in Burke County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate is One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is executed. Rent started upon the completion of construction of the facility. The facility is constructed.

GEORGETOWN TOWER FACILITY

      The Georgetown Tower Facility is located in Georgetown County, SC. The Facility is located on a leased parcel of property owned by Georgetown County. The ground lease has been approved and the initial lease term is for ten (10) years with nine (9), five (5) year terms (total 55 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is $10 per year with no escalation. Georgetown County's Department of Emergency Services is the anchor tenant. The Department's Lease Agreement rate is Eleven Hundred Dollars ($1100) per month with 2% escalation per year. The initial term is for ten (10) years with four (4), five (5) year automatic renewals (30 year total) unless terminated by the County prior to the renewal period. The County's Lease Agreement is approved. Rent started upon the completion of construction of the facility. The facility is constructed.

WILSON TOWER FACILITY

      The Wilson Tower Facility is located in Wilcox County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Five Hundred Dollars ($500) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent started upon the completion of construction of the facility. The facility is constructed.

EMPIRE TOWER FACILITY

      The Empire Tower Facility is located in Dodge County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. . Rent started upon the completion of construction of the facility. The facility is constructed.

GRESSTON TOWER FACILITY

      The Gresston Tower Facility is located in Dodge County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. . Rent started upon the completion of construction of the facility. The facility is constructed.

NEW RED HILL CHURCH TOWER FACILITY

      The New Red Hill Church Facility is located in Telfair County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. . Rent started upon the completion of construction of the facility. The facility is constructed.

MILAN TOWER FACILITY

      The Milan Tower Facility is located in Dodge County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent started upon the completion of construction of the facility. The facility is constructed.

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

AS OF SEPTEMBER 30, 2004, WE ARE CURRENTLY IN DEVELOPMENT ON THE FOLLOWING SITES

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

EAST CRISP TOWER FACILITY

      The East Crisp Tower Facility will be located in Crisp County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2005.

BIG BRANCH TOWER FACILITY

      The Big Branch Tower Facility will be located in Wheeler County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2005.

CHAUNCEY TOWER FACILITY

      The Chauncey Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2005.

DAVIS TOWER FACILITY

      The Davis Tower Facility will be located in Pulaski County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2005.

DODGE HIGH TOWER FACILITY

      The Dodge High Tower Facility will be located in Dodge County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following years rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2005.

HUNTINGTON TOWER FACILITY

      The Huntington Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction of the facility which is currently scheduled in calendar year 2005.

LAMAR TOWER  FACILITY

      The Lamar Tower Facility will be located in Sumter County, GA. The facility will be located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Letter of Intent for the site has been executed by Cingular and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate will be on a sliding scale for the first eighteen (18) months or until such time as a second carrier locates on the site. The rent will be paid in the following manner, Cingular shall pay rent at the rate of Twenty Nine Thousand Four Hundred Dollars ($29,400) for the first years rent, Twenty Five Thousand Five Hundred Thirty Dollars ($25,500) for the second years rent and Twenty One Thousand Six Hundred Dollars ($21,600) the third years rent. The rents will be paid a year in advance with the total of $29,400 due on the Initial Commencement Date, $25,500 due on the one year anniversary of the Commencement Date and $21,600 due on the second year anniversary of the Commencement Date. All remaining rent payments are one year in advance and cover the rental period through the yearly anniversary, at which time the rent amount will be adjusted at three percent per year (3%) above the amount paid the previous year. The adjustment will be included in the payment for year starting on each yearly anniversary of the Commencement Date. Should a second wireless carrier collocate at the facility at any time during the first eighteen months (18 months), ATI will credit $650 per month or a daily proration thereof, from the date the second carrier locates at the facility through either the end of the first year term or the end of the 18 month period should the collocation occur after payment of the second years rent. Any credited amounts due will be deducted from the following year's rental rate. The initial term of the lease is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent shall start upon the completion of construction (Commencement Date) of the facility which is currently scheduled in calendar year 2005.

      The tower facilities currently in development are guyed tower facilities with tower structures ranging between two hundred sixty feet (260 ft.) and three hundred sixty feet (360 ft.) in height. Both the compound areas and towers are designed to accommodate 4 to 5 wireless carries. The only exceptions to these criteria are the Georgetown Facility, that is designed for 4 carries and the Georgetown County Emergency Service's equipment and the Mill Creek Facility that will have a 160 ft. monopole structure designed to accommodate three wireless carriers.

OMEGA, SMITH AND LINE TOWER FACILITY

      The above referenced tower facilities were cancelled by Cingular due to a re-engineering of the network requirements in that given area.

SITES IN SITE ACQUISITION AND LEASING PROCESS

      Alliance Towers is currently in the site acquisition and leasing process on twelve (12) additional sites in Georgia. The sites are based upon the projected requirements for locations by Verizon, Cingular and other wireless carriers for the proposed 2004 network expansions. Alliance Towers currently has one lease option completed in Randolph County, Georgia and one lease in negotiations in Webster County, Georgia. Preliminary scouting and zoning reports have been prepared on all site area locations.

      In addition, Alliance Towers also anticipates offering tower management and marketing services to customers who may own tower facilities, but who may prefer to contract these services to others.

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
            03-7, 03-10 and 02-16.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUES. For the nine months ended September 30, 2004, we had revenues of $84,055, as compared to revenues of $0 for the nine months ended September 30, 2003. This increase is attributable to lease proceeds we received on recently completed tower facilities. We currently have eleven communication towers operating with one carrier on each tower.

      OPERATING EXPENSES. For the nine months ended September 30, 2004, we had operating expenses of $636,047, compared to $184,699 for the nine months ended September 30, 2003, an increase of $451,348 or 244.4%. This increase in operating expenses is primarily attributable to increased, professional fees, consulting expenses and payroll expenses that were incurred as a result of our development of tower facilities for the wireless communications industry, as well as the increase in cost of operating the communication towers together with depreciation expense which was not incurred in the nine months ended September 30, 2003.

      INTEREST EXPENSE. For the nine months ended September 30, 2004, we had interest expense of $82,217, compared to $7,971 for the nine months ended
September 30, 2003, an increase of $74,246 of 931.5%. This increase was primarily attributable to interest on our secured convertible debentures.

      NET INCOME (LOSS). For the nine months ended September 30, 2004, we had a net loss of $634,209, compared to $192,670 for the nine months ended September 30, 2003, an increase of $441,539 or 229.2%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUES. For the three months ended September 30, 2004, we had revenues of $51,765, as compared to revenues of $0 for the three months ended September 30, 2003. This increase is attributable to lease proceeds we received on recently completed tower facilities. We currently have eleven communication towers operating with one carrier on each tower.

      OPERATING EXPENSES. For the three months ended September 30, 2004, we had operating expenses of $258,054 compared to $74,930 for the three months ended September 30, 2003, an increase of $183,124 or 244.4%. This increase in operating expenses is primarily attributable to increased professional fees, consulting expenses and payroll expenses that were incurred as a result of our development of tower facilities for the wireless communications industry, as well as the increase in cost of operating the communication towers together with depreciation expense which was not incurred in the three months ended September 30, 2003.

      INTEREST EXPENSE. For the three months ended September 30, 2004, we had interest expense of $9,839, as compared to $3,258 for the three months ended September 30, 2003, an increase of $6,581 or 202%. This increase was primarily attributable to interest on our secured convertible debentures.

      NET INCOME (LOSS). For the three months ended September 30, 2004, we had a net loss of $216,128, as compared to $78,188 for the three months ended September 30, 2003, an increase of $137,940 or 176.4%. This increase is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, we had $23,499 cash-on-hand, compared to $33 as of December 31, 2003. As of September 30, 2004, our total current liabilities exceed our current assets by $2,585,543. On November 11, 2004 we entered into an Agreement to have billings from our construction contract for sites which were constructed in 2003 to be billed directly to Alliance Towers Inc. This will in turn reduce the amount reflected in Note 4. The Agreement does not reduce or increase the total amount owed.

WORKING CAPITAL

      We had a net working capital deficit of $2,585,543 at September 30, 2004, as compared to a net working capital deficit of $405,980 at September 30, 2003, an increase in deficit of $2,179,563 OR 536.8%. The increase in working capital deficit was a result of the recognition of the account payables associated with the construction of additional communication towers in the first nine months of 2004 for a total of eleven communication towers and the engineering and development costs for the additional 8 towers currently ready to construct in 2005. it also includes accumulated payroll and other expenses through September 30, 2004.

CASH FLOW FROM OPERATING ACTIVITIES

      Net cash  provided  by  operating  activities  for the nine  months  ended
September 30, 2004 was $787,156, as compared to $34,337 for the nine months ended September 30, 2003. The increase is attributable to our increased business activity and expenses associated with construction of the towers.

CASH FLOW FROM INVESTING ACTIVITIES

      Net cash used by investing activities for the nine months ended September 30, 2004 was $1,605,594, as compared to $25,500 for the nine months ended September 30, 2003. The increase is attributable to the construction of communication tower sites and construction in progress on additional sites, which are currently in accounts payable.

CASH FLOW FROM FINANCING ACTIVITIES

      Net cash provided by financing activities for the nine months ended September 30, 2004 was $841,904 as compared to $59,900 for the nine months ended September 30, 2003. The increase is attributable to the issuance of a note payable, receipt of funds from a convertible debenture, and the accumulation of accounts payable which assisted us in the completion of communication towers.

      We will need to raise additional capital to fund our business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

      As of May 25, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $500,000. The convertible debenture accrues interest at the rate of 5% per year. At Alliance Towers' option, the entire principal amount and all accrued interest upon maturity can be either:
(i) paid to the holder of the convertible debenture on the upon maturity third-year anniversary of the convertible debenture or (ii) converted into shares of Alliance Towers common stock. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years and is secured by all of our assets. At Alliance Towers' option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock.
Our 15C 211 application filed with the NASD was is declared effective on November 4, 2004, and subsequently we will issue a second Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $125,000 upon the same terms and conditions as the first Secured Convertible Debenture described above. After we file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the convertible debenture, we will issue a third Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $125,000 upon the same terms and conditions as the first Secured Convertible Debenture above.

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

      CHANGES IN NUMBER OF EMPLOYEES. Alliance Towers currently has two (2) employees, Robert Sandburg, our Chief Executive Officer, and Michael Delin, our Chief Financial Officer. As of the date hereof, we do not anticipate hiring any employees until we develop additional sites.

GOING CONCERN OPINION

      Our independent auditors have added an explanatory paragraph in connection with the September 30, 2004 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our Company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE HAD VERY LIMITED OPERATING HISTORY AND REVENUE FROM WHICH TO EVALUATE OUR BUSINESS

      We have had a very limited operating history and revenue from operations since our inception on December 3, 2002. For the years ended December 31, 2003 and 2002, we had revenues of $1,919 and $0, respectively. For the nine months ended September 30, 2004 and 2003, we had revenues of $84,055 and $0, respectively. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Our independent auditors have noted that Alliance Towers does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. Our inability to continue as a going concern could result in you losing your entire investment in Alliance Towers.

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

      Our independent auditors have added an explanatory paragraph in connection with the September 30, 2004 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is substantial doubt about our ability to continue as a going concern due to Alliance Towers' inability to establish revenues to cover our operating costs. We anticipate that we will incur net losses for the immediate future. We expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, we do not obtain additional funding, or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, or that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $2,585,543 at September 30, 2004, which means that our current liabilities as of that date exceeded our current assets on September 30, 2004 by $2,585,543. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of our strategic partners and customers. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

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

      (c)   None.

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

    10.1       Standby Equity Distribution Agreement, dated         Incorporated by reference to Exhibit 10.1 to our
               December 19, 203 by and between Alliance Towers      Company's registration statement on Form SB-2 filed
               and Cornell Capital Partner, LLC                     with the Securities and Exchange Commission on
                                                                    December 23, 2003

    10.2       Registration Rights Agreement, dated December 19,    Incorporated by reference to Exhibit 10.2 to our
               2003 by and between Alliance Towers and Cornell      Company's registration statement on Form SB-2 filed
               Capital Partner, LLC                                 with the Securities and Exchange Commission on
                                                                    December 23, 2003

    10.3       Escrow Agreement, dated December 19, 2003 by and     Incorporated by reference to Exhibit 10.3 to our
               between Alliance Towers and Cornell Capital          Company's registration statement on Form SB-2 filed
               Partner, LLC                                         with the Securities and Exchange Commission on
                                                                    December 23, 2003



    10.4       Placement Agent Agreement, dated December 19, 2003   Incorporated by reference to Exhibit 10.4 to our
               by and between Alliance Towers and Cornell Capital   Company's registration statement on Form SB-2 filed
               Partner, LLC                                         with the Securities and Exchange Commission on
                                                                    December 23, 2003

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

    31.1       Officer's Certificate Pursuant to Section 302        Provided herewith

    31.2       Officer's Certificate Pursuant to Section 302        Provided herewith

    32.1       Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

    32.2       Certification Pursuant to 18 U.S.C. Section 1350     Provided herewith
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


             (b)  REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarterly period ended September 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004           ALLIANCE TOWERS, INC.

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