Form 10KSB
period 2004-12-31
ALLIANCE TOWERS INC
filed 2005-03-28
CIK 1045260

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

    (MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-29689

                              ALLIANCE TOWERS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Florida                                                           65-0986953
  --------------------------------------------                            ----------------------------------
 (State or Other Jurisdiction of Incorporation                           (I.R.S. Employer Identification No.)
                or Organization)

       5401 South Dale Mabry, Tampa, FL                                                 33611
     --------------------------------------                                             -----
    (Address of Principal Executive Offices)                                          (Zip Code)

                (Issuer's Telephone Number, Including Area Code)

                               USWEBAUCTIONS, INC.
                             ----------------------
                             (Issuer's Former Name)

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

                                  Common Stock
                                ----------------
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The issuer generated $141,255 of revenues during its most recent fiscal year.

The aggregate market value of the Company's voting stock held by non-affiliates as of March 14, 2004 was approximately $710,334 based on the average closing bid and asked prices of such stock on that date as quoted on the " OTC BB."
There were 2,181,063,230 shares of Common Stock outstanding as of March 14, 2005. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

      Alliance Towers, Inc. develops wireless telecommunication facilities, which then provides both ground and tower lease space to wireless service providers. Currently, we are not active in developing any wireless telecommunication facilities because of a lack of external financing and insufficient revenue to cover our operating costs. If we do not obtain external financing, we will be forced to cease our business operations. In addition, due to our lack of funding, we are pursuing a merger with a third party.

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

      Following the rescission, we were active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 5, 2001, our company entered into a non-binding Memorandum of Understanding to merge with A-1 Cellular, Inc., an operating business ("A-1 Cellular"). On July 12, 2001, we entered into a definitive Stock Purchase Agreement with A-1 Cellular. This transaction was subject to a number of contingencies, including the filing and effectiveness of a registration statement to be filed. In March 2002, we terminated the Stock Purchase Agreement with A-1 Cellular due to the failure to consummate the transaction within ninety
(90) days from July 12, 2001.

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

      We currently do not have a sufficient source of revenue or external financing to cover our operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. As of December 31, 2004, we had $20,434 cash on-hand and total assets of $2,252,664. There can be no assurance that we will be able to continue our tower operations. In addition, on December 30, 2004, we issued a Promissory Note to EM Enterprises General Contractors, Inc. (referred to herein as "EMEGC") in the principal amount of $1,696,886.47. Under the terms of the Promissory Note, we are obligated to pay the principal and accrued interest immediately upon written demand from EMEGC, but no sooner than April 1, 2005. Interest accrues on the outstanding principal balance of the Promissory Note at a daily rate, the denomination of which is three hundred sixty (360), and the numerator of which is the Prime Rate plus three (3%). Accrued interest on the outstanding principal balance of the Promissory Note is due and payable on the quarterly anniversary of the execution of the Promissory Note and on each subsequent quarterly anniversary thereafter. The Promissory Note is secured by all of our assets pursuant to a Security Agreement, dated December 30, 2004. In the event that we are unable to repay the Promissory Note when due, we could lose all of our assets, including, but not limited to, all of our wireless telecommunication facilities and be forced to cease our operations.

      As of December 31, 2004, we had completed construction of the following sites:

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

Georgetown Tower Facility

      The Georgetown Tower Facility is located in Georgetown County, SC. The Facility is located on a leased parcel of property owned by Georgetown County. The ground lease has been approved and the initial lease term is for ten (10) years with nine (9), five (5) year terms (total 55 years) unless terminated by Alliance Towers prior to the renewal dates. There is no ground rent charged for this site. Georgetown County's Department of Emergency Services is the anchor tenant. The Department's Lease Agreement rate is Eleven Hundred Dollars ($1100) per month with 2% escalation per year. The initial term is for ten (10) years with four (4), five (5) year automatic renewals (30 year total) unless terminated by the County prior to the renewal period. The County's Lease Agreement is approved. Rent started upon the completion of construction of the facility.

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

Gresston Tower Facility

      The Gresston Tower Facility is located in Dodge County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent started upon the completion of construction of the facility.

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

Sasser Tower Facility

      The Sasser Tower Facility is located in Terrell County, GA. The facility is located on a leased parcel of property. The ground lease has been executed and the initial lease term is for five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Six Hundred Dollars ($600) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Verizon Wireless is the anchor tenant. The Carrier Lease Agreement's rate is at One Thousand Eight Hundred Dollars ($1800) per month with 3% escalation yearly. The initial term is for five (5) years with five (5), five (5) year automatic renewals (total 30 years) unless terminated by Verizon Wireless prior to the renewal dates. The Carrier Lease Agreement is executed. Rent started upon the completion of construction of the facility.

Mill Creek Tower Facility

The Mill Creek Tower Facility is located in Wheeler County, GA. The facility is located on a leased parcel of property. A ground lease has been executed which has an initial term of five (5) years with five (5), five-year automatic renewals (total 30 years) unless terminated by Alliance Towers prior to the renewal dates. Rent is Four Hundred Dollars ($400) per month with 10% escalation beginning on the anniversary of every five-year term and commences upon the start of construction. Cingular Wireless is the anchor tenant for the facility. The Tower Collocation Lease has been executed by both parties and a Notice to Proceed has been issued to Alliance. The Carrier Lease Agreement's rate is at Twenty One Thousand Six Hundred Dollars ($21,600) per year, payable in advance, with 3% escalation yearly. The initial term is for ten (10) years with four (4) subsequent, five (5) year automatic renewals (total 30 years) unless terminated by Cingular Wireless prior to the renewal dates. Rent started upon the completion of construction of the facility.

Structure of Our Tower Facilities

The tower facilities are guyed tower facilities with tower structures ranging between two hundred sixty feet (260 ft.) and three hundred sixty feet (360 ft.) in height. Both the compound areas and towers are designed to accommodate 4 to 5 wireless carries. The only exceptions to these criteria are the Georgetown Facility, that is designed for 4 carries and the Georgetown County Emergency Service's equipment and the Mill Creek Facility that will have a 160 ft. monopole structure designed to accommodate three wireless carriers.

Additional Tower Facilities

      Due to our lack of funding for construction and insufficient revenue, we will not proceed into construction for previously anticipated facilities for Cingular Wireless at Dodge High, East Crisp, Lamar, Huntington, Big Branch, Chauncey and Davis. On January 7, 2005 our Board of Directors determined that there was an inability to continue with the seven additional sites for Cingular Wireless due to a lack of funding. It was determined by our Board of Directors that these contracts would be transferred to another party which has the funds to complete the sites. These sites are being transferred to EMEGC in consideration of not charging interest amounts owed to EMEGC from Alliance Towers from October 2003 to the effective date of the EMEGC Promissory Note.

Financial Performance

      We have historically lost money. For the years ended December 31, 2004 and 2003, we sustained losses of $1,665,375 and $279,689 respectively. Our independent auditors have noted that we have not established revenues sufficient to cover our operating costs and allow us to continue as a going concern. Currently, we are not active in developing any wireless telecommunication facilities because of our lack of external financing and insufficient revenue to cover our operating costs. If we do not obtain external financing, we will be forced to cease our business operations. For more information concerning our financial performance, please see "Management's Discussion and Analysis or Plan of Operation."

      In addition, on December 30, 2004, we issued a Promissory Note to EMEGC in the principal amount of $1,696,886.47. Under the terms of the Promissory Note, we are obligated to pay the principal and accrued interest immediately upon written demand from EMEGC, but no sooner than April 1, 2005. Interest accrues on the outstanding principal balance of the Promissory Note at a daily rate, the denomination of which is three hundred sixty (360), and the numerator of which is the Prime Rate plus three (3%). Accrued interest on the outstanding principal balance of the Promissory Note is due and payable on the quarterly anniversary of the execution of the Promissory Note and on each subsequent quarterly anniversary thereafter. The Promissory Note is secured by all of our assets pursuant to a Security Agreement, dated December 30, 2004. In the event that we are unable to repay the Promissory Note when due, we could lose all of our assets, including, but not limited to, all of our wireless telecommunication facilities and be forced to cease our operations.

ITEM 2.  DESCRIPTION OF PROPERTY

      Currently our corporate headquarters are located at 5401 S. Dale Mabry, Tampa, FL 33611. Our corporate headquarters occupies about 300 square feet pursuant to a month-to-month lease at $350 per month, which may be terminated upon 60 days prior notice.

      A description of our tower facilities and properties is described in "Item
1. Description of Business."

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Company's common stock began trading on the "pink sheets" on November 16, 1999, under the symbol "AUUI" and was changed to "ALLC" on March 15, 2003. As of November 5, 2004, our common stock began being quoted on the Over-the-Counter Bulletin Board. The Company's high and low bid prices by quarter during 2002, 2003 and 2004 are as follows:

                                         Calendar Year 2002(1)
                                       ------------------------
                                       High Bid         Low Bid
                                       --------         -------
           First Quarter                $0.10            $0.09
           Second Quarter               $0.15            $0.10
           Third Quarter                $0.15            $0.05
           Fourth Quarter               $0.15            $0.01


                                         Calendar Year 2003(1)
                                       ------------------------
                                       High Bid         Low Bid
                                       --------         -------
           First Quarter                $0.04            $0.02
           Second Quarter               $0.04            $0.04
           Third Quarter                $0.05            $0.01
           Fourth Quarter               $0.06            $0.02


                                         Calendar Year 2004(1)
                                       ------------------------
                                       High Bid         Low Bid
                                       --------         -------
           First Quarter               $0.045           $0.020
           Second Quarter              $0.020           $0.010
           Third Quarter               $0.019           $0.008
           Fourth Quarter              $0.018          $0.0006

-------------------------

(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders Of Common Stock

      On March 14, 2005, our Company had approximately 107 shareholders of record.

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

      On May 28, 2004 we issued 500,000 shares to a placement agent for the Equity Line Agreement.

      On June 1, 2004, we issued 25,000,000 shares valued at $0.01 per share to Bottom Line Advisors for a two year consulting agreement.

      On August 4, 2004, we issued 5,000,000 shares valued at $0.02 per share to David Propis for a one year consulting agreement.

      On December 21, 2004, we entered into a note payable with EMEGC for the payment of outstanding payables for the construction of the communication towers and the payables for the towers which were in progress. The Promissory Note is the amount of $1,696,886 and has a maturity date of April 1, 2005.

      On January 25, 2005, we issued the following unregistered securities:

      The Company issued 100,000,000 restricted shares of its common stock, valued at $0.00123 per share, to OWW Clearing LLC, for the satisfaction of note payables and accrued interest in the amount of $123,676. These notes represent funds received from OWW Clearing LLC between April 2003 and January 2004.

      The Company issued 150,000,000 restricted shares of its common stock, valued at $0.00127 per share, to Lee Matzig for the satisfaction of a note payable and accounts payable in the amount of $190,730.53 in connection with August Project 1 Corp. This amount due represented amounts carried over from August Project 1 Corp. through the merger with Alliance Towers, Inc. on February 13, 2003.

      The Company issued 31,924,000 restricted shares of its common stock, valued at $0.0013 per share, to Diversified Management LLC for the satisfaction of a note payable in the amount of $41,500. On August 1, 2004, the Company issued a note payable in the amount of $80,476 for partial payment of tower inventory purchased on that date and as of January 25, 2005, the remaining principal balance of the note was $41,500.

      The Company issued 59,384,615 restricted shares of its common stock, valued at $0.0013 per share, to Kenneth Brand for the satisfaction of deferred consulting expenses in the amount of $77,200, which had accumulated through March 2004.

      The company issued 64,477,692 restricted shares of its common stock, valued at $0.0013 per share, to Michael Delin for the satisfaction of deferred compensation expenses in the amount of $83,821, which had accumulated through January 2005.

      The Company issued 305,590,000 restricted shares of its common stock valued at $0.0013 per share, to Bottom Line Advisors for the satisfaction of accounts payable in the amount of $398,567, which amount was due to Central Wireless, Inc. Bottom Line Advisors contracted with Central Wireless, Inc. for the purchase of the Central Wireless, Inc. accounts receivables that were owed by the Company. Central Wireless, Inc. received 134,065,000 shares of common stock in the transaction from the shares issued to Bottom Line.

      The company issued 150,000,000 restricted shares of its common stock, valued at $0.001, to Bottom Line Advisors for advisory services of $150,000.

      In addition, on February 2, 2005, the Company issued 153,526,923 restricted shares of its common stock, valued at $0.0013 per share, to Robert Sandburg for the satisfaction of deferred compensation expenses in the amount of $199,585, which had accumulated through January 2005.

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

Overview

      Currently, we are not active in developing any wireless telecommunication facilities because of a lack of external financing and insufficient revenue to cover our operating costs. If we do not obtain external financing, we will be forced to cease our business operations. Due to our lack of funding, we are pursuing a merge with a third party. As of December 31, 2004, we had $20,434 cash on hand. We currently do not have a source of revenue to cover operating costs to allow us to continue as a going concern. Accordingly, our independent accountants have included in our financial statements a going concern qualification footnote. There can be no assurance that we will be able to continue our tower operations.

      In addition, on December 30, 2004, we issued a Promissory Note to EMEGC in the principal amount of $1,696,886.47. Under the terms of the Promissory Note, we are obligated to pay the principal and accrued interest immediately upon written demand from EMEGC, but no sooner than April 1, 2005. Interest accrues on the outstanding principal balance of the Promissory Note at a daily rate, the denomination of which is three hundred sixty (360), and the numerator of which is the Prime Rate plus three (3%). Accrued interest on the outstanding principal balance of the Promissory Note is due and payable on the quarterly anniversary of the execution of the Promissory Note and on each subsequent quarterly anniversary thereafter. The Promissory Note is secured by all of our assets pursuant to a Security Agreement, dated December 30, 2004. In the event that we are unable to repay the Promissory Note when due, we could lose all of our assets, including, but not limited to, all of our wireless telecommunication facilities and be forced to cease our operations.

      Due to our lack of funding for construction and insufficient revenue, we will not proceed into construction for previously anticipated facilities for Cingular Wireless at Dodge High, East Crisp, Lamar, Huntington, Big Branch, Chauncey and Davis. On January 7, 2005 our Board of Directors determined that there was an inability to continue with the seven additional sites for Cingular Wireless due to a lack of funding. It was determined by our Board of Directors that these contracts would be transferred to another party which has the funds to complete the sites. These sites are being transferred to EMEGC in consideration of not charging interest amounts owed to EMEGC from Alliance Towers from October 2003 to the effective date of the EMEGC Promissory Note.

      Balance Sheet. At December 31, 2004 we had total assets of approximately $2,252,664 and current liabilities of $3,441,888. As December 31, 2003, we had total assets of approximately $638,009 and had current liabilities of approximately $1,095,108.

      Income Statement. For the year ended December 31, 2004 and 2003, we had revenue of $141,255 and $1,919 respectively. This increase is attributable to nine cellular wireless towers, which were completed through 2004. Our main operating expenses consist of payroll expenses, consulting expenses and the costs of complying with the reporting requirements of the Securities Act of 1933, including legal and accounting fees. For the year ended December 31, 2004, we recorded $1,685,865 in Total Operating Expenses, consisting of $201,405 in payroll expenses, $922,261 in consulting expenses, $70,535 in general and administrative expenses, $116,589 in professional fees, $41,460 in ground lease and related costs and $42,142 in depreciation expense. We also incurred a net loss for the year of $1,665,375 compared to a net loss of $279,689 for the year-end December 31, 2003.

      Recent Accounting Pronouncements. On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company

Results Of Operations For The Year Ended December 31, 2004, As Compared To The Year Ended December 31, 2003

      Revenues. For the year ended December 31, 2004 and 2003, we had revenue of $141,255 and $1,919 respectively. This increase is attributable to lease proceeds we received on recently completed tower facilities.

      Operating expenses. For the year ended December 31, 2004, we had total operating expenses of $1,685,865, as compared to total operating expenses of $270,240 for the year ended December 31, 2003, an increase of $1,415,625 or 524%. This increase is primarily attributable to increased payroll expenses, professional fees and consulting expenses that were incurred as a result of our development of tower facilities for the wireless communications industry.

      Net Income (Loss). For the year ended December 31, 2004, we had a net loss of $1,665,375, as compared to a net loss of $279,689 for the year ended December 31, 2003, an increase of $1,385,686 or 495.44%. This increased loss is primarily attributable to the increased operating expenses that we incurred as a result of our development of tower facilities for the wireless communications industry.

Liquidity And Capital Resources

      As of December 31, 2004, we had $20,434 cash-on-hand compared to $33 on December 31, 2003. Our total current liabilities exceed our current assets.

Working Capital

      We had a net working capital deficit of $3,121,487 for the year-end December 31, 2004, as compared to a net working capital deficit of $1,043,756 for the year ended December 31, 2003, an increase of $2,077,731 is an increase of 50.2%. The increase in working capital deficit was a result of nine communication towers being completed and accumulation of payroll and other expenses in the year ended December 31, 2004.

      In addition, on December 30, 2004, we issued a Promissory Note to EMEGC in the principal amount of $1,696,886.47. Under the terms of the Promissory Note, we are obligated to pay the principal and accrued interest immediately upon written demand from EMEGC, but no sooner than April 1, 2005. Interest accrues on the outstanding principal balance of the Promissory Note at a daily rate, the denomination of which is three hundred sixty (360), and the numerator of which is the Prime Rate plus three (3%). Accrued interest on the outstanding principal balance of the Promissory Note is due and payable on the quarterly anniversary of the execution of the Promissory Note and on each subsequent quarterly anniversary thereafter. The Promissory Note is secured by all of our assets pursuant to a Security Agreement, dated December 30, 2004. In the event that we are unable to repay the Promissory Note when due, we could lose all of our assets, including, but not limited to, all of our wireless telecommunication facilities and be forced to cease our operations.

      In addition, as of June 4, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture accrues interest at the rate of 5% per year. The convertible debenture has a term of 3 years and is secured by all of our assets. At Alliance Towers' option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the convertible debenture on the third-year anniversary of the convertible debenture or (ii) converted into shares of Alliance Towers common stock. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. At Alliance Towers' option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. After our 15C 211 application filed with the NASD was declared effective, we will issue a second Secured Convertible Debenture to Cornell Capital Partners on July 6, 2004 in the principal amount of $125,000 upon the same terms and conditions as the first Secured Convertible Debenture described above. We are currently in default on our obligations to Cornell Capital Partners, as the Company has not had a registration statement declared effective by the Securities and Exchange Commission with respect to the registration of shares of common stock underlying the Secured Convertible Debenture.

Cash Flow from Operating Activities

      Net cash used by operating activities for the year ended December 31, 2004 was $94,751, as compared to net cash used by operating activities of $69,112 for December 31, 2003. The increase is due to the increase in business activity from the completion of 9 additional communication towers.

Cash Flow from Investing Activities

Net cash used by investing activities for the year ended December 31, 2004 and 2003 was $1,841,171 and $587,461 respectively. During 2004 we entered into a Note Payable with our contractor for the construction of the nine towers completed this year and the expenses involved with the completion of the three towers in the previous year.

Cash Flow from Financing Activities

      Net cash provided by financing activities for the year ended December 31, 2004 was $1,956,323, as compared to $656,606 for December 31, 2003. Through the issuance of note payable and the accumulation of accounts payables we were capable of completing nine communication towers. We have also received $375,000 in convertible debentures in 2004.

      We will need to raise additional capital to fund our proposed business operations and to develop our Company's business strategy for the next twelve months and beyond. We have no cash resources currently available to satisfy our cash requirements for the next twelve (12) months.

      On December 12, 2003, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement and subject to an effective registration statement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $450,000 in any thirty-day period, provided that each advance may not exceed $150,000. If we obtain an effective registration statement, Cornell Capital Partners will be required to purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners will retain 4% of each advance under the Standby Equity Distribution Agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. Currently, the Company is in default on its obligations under the Standby Equity Distribution Agreement.

      Changes in Number of Employees. Our Company currently has two (2) employees, Robert Sandburg, our Chief Executive Officer and Michael Delin, our Chief Financial Officer. As of the date hereof, we do not anticipate hiring any employees.

Going Concern Opinion

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2004 and 2003 financial statements which states that our Company does not have significant cash or other material assets to cover our operating costs and to allow us to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The following is an unaudited pro forma balance sheet to assist the reader in determining the impact of the previously mentioned subsequent events which have occurred and which are anticipated to occur. The amounts used were as of the December 31, 2004 balance sheet.

                                                                                              After
                                         Balance                                           Subsequent
                                    December 31, 2004   Subsequent Events                    Events
                                    -----------------   -----------------   ------     -----------------

Cash                                  $      20,434    $        --                        $      20,434
Constructions in progress                   161,950         (161,950)        (1)                     --
Accounts receivable                             669             --                                  669
Other assets                                111,948         (111,948)        (1)                     --
Note receivable                              25,400          (25,400)       (10)                     --
                                      -------------    -------------                      -------------

Total Current Assets                        320,401         (299,298)                            21,203
                                      -------------    -------------                      -------------
Property & Equipment, Net                 1,932,263       (1,932,263)        (1)                     --
                                      -------------    -------------                      -------------
Total Assets                          $   2,265,664    $  (2,231,561)        (1)          $      21,203
                                      -------------    -------------                      -------------
Accounts payable                      $     132,082    $     (18,743)        (3)          $     113,339
Accounts payable - related parties          568,167         (568,167)   (3)(4)(5)(7)                 --
Advance lease                                63,000          (63,000)        (1)                     --
Note payable                              1,696,886       (1,696,886)        (1)                     --
Unearned rent                                84,608          (84,608)        (1)                     --
Deferred compensation                       266,406         (266,406)      (6)(9)                    --
Notes payable - related parties              95,150          (95,150)        (3)                     --
Interest payable - related parties           25,938          (25,938)        (3)                     --
Notes payable                               109,644         (109,644)        (2)                     --
Interest payable                             25,007          (25,007)     (1)(2)(4)                  --
Convertible Debentures                      375,000         (375,000)        (1)                     --
                                      -------------    -------------                      -------------
                                          3,441,888       (3,328,549)                           113,339
                                      -------------    -------------                      -------------
                                                                        (2)(3)(4)(5)

Common stock                              1,1661,60          864,903    (6)(7)(8)(9)          2,031,063
Additional paid in capital                 (399,960)         234,249                           (165,711)
Accumulated deficit                      (1,955,424)          (2,164)                        (1,957,588)
                                      -------------    -------------                      -------------
                                         (1,189,224)       1,096,988                            (92,236)
                                      -------------    -------------                      -------------
Total Liabilities and Stockholders'
Equity (Deficit)                      $   2,252,664    $  (2,231,561)                     $      21,103
                                      =============    =============                      =============

-----------------------------------

(1) To remove towers and related assets and liabilities in anticipation of exchange of note payable.

(2) Satisfaction of a note payable for $109,644 and accrued interest of $14,032 to OWW Clearing LLC with the issuance of 100,000,000 restricted shares of common stock.

(3) Satisfaction of a note payable to a related party and accounts payable to a related party from the August Project shell in the amount of $190,730 with the issuance of 150,000,000 restricted shares of common stock.

(4) Satisfaction of a diversified note payable in the amount of $41,500 with the issuance of 31,924,000 restricted shares of common stock.

(5) Satisfaction of deferred compensation expense, owed to Kenneth Brand, in the amount of $77,200 with the issuance of 59,384,615 restricted shares of common stock.

(6) Satisfaction of deferred compensation expense for Michael Delin in the amount of $76,821 with the issuance of 64,477,692 restricted shares of common stock.

(7) Satisfaction of accounts payable in the amount of $398,567, which were due to Central Wireless, with the issuance of 171,525,000 shares of common stock to Bottom Line Advisors which had contracted earlier with Central Wireless for the purchase of the Central Wireless receivables. Central Wireless received 134,065,000 restricted shares of common stock in the transaction.

(8) Bottom Line Advisors was issued 150,000,000 restricted shares of common stock in exchange for providing consulting services.

(9) Satisfaction of deferred compensation expense for Robert Sandburg in the amount of $189,585 (accrued as of December 31, 2004) with the issuance of 153,526,923 restricted shares of common stock.

(10) Central Wireless provided consulting services to the Company in satisfaction of the $25,400.

Certain Business Risks

      The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

We Have Had Very Limited Operating History And Revenue From Which To Evaluate Our Business

      We have had a very limited operating history and revenue from operations since our inception on December 3, 2002. For the years ended December 31, 2004 and 2003, we had revenues of $141,255 and $1,919, respectively. In addition, we have limited assets and financial resources. Due to our lack of operations and revenue, we expect to incur operating losses for the foreseeable future. Due to our lack of operations, there is limited information upon which investors can evaluate our business. Currently, we are not active in developing any wireless telecommunication facilities because of a lack of financing and insufficient revenue to cover our operating expenses. Our independent auditors have noted that Alliance Towers does not have significant cash or a source of revenue to cover our operating costs and to allow us to continue as a going concern. External capital will be required for us to continue as a going concern. Our inability to continue as a going concern could result in you losing your entire investment in Alliance Towers.

We Will Need To Raise Additional Capital To Continue Our Operations

      We have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. Currently, we are not active in developing any wireless telecommunication facilities because of a lack of financing and insufficient revenue to cover our operating expenses. If we do not obtain external financing, we will be forced to cease our business operations. In addition, due to our lack of financing, we are pursuing a merger with a third party that we may not be able to successfully consummate. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders.

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

All Of Our Assets Are Pledged to Secure Certain Debt Obligations, Which We Could Fail to Repay

      On December 30, 2004, we issued a Promissory Note to EMEGC in the principal amount of $1,696,886.47. Under the terms of the Promissory Note, we are obligated to pay the principal and accrued interest immediately upon written demand from EMEGC, but no sooner than April 1, 2005. Interest accrues on the outstanding principal balance of the Promissory Note at a daily rate, the denomination of which is three hundred sixty (360), and the numerator of which is the Prime Rate plus three (3%). Accrued interest on the outstanding principal balance of the Promissory Note is due and payable on the quarterly anniversary of the execution of the Promissory Note and on each subsequent quarterly anniversary thereafter. The Promissory Note is secured by all of our assets pursuant to a Security Agreement, dated December 30, 2004. In the event that we are unable to repay the Promissory Note when due, we could lose all of our assets, including, but not limited to, all of our wireless telecommunication facilities and be forced to cease our operations. In addition, pursuant to our Secured Convertible Debentures in the principal amount of $375,000 issued to Cornell Capital Partners, L.P., we were required to secure such debenture's repayment with all of our Company's assets. At out option, the convertible debenture may be paid in cash or converted in shares of our common stock unless converted earlier by the holder. If either Alliance Towers or Cornell Capital Partners elect to convert the convertible debenture into shares of our common stock, our current shareholders will experience significant dilution. In the event we are unable to repay the convertible debenture, we could lose all of our assets and be forced to cease our operations. We are currently in default under these Secured Convertible Debentures.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of $3,121,487 at December 31, 2004, which means that our current liabilities as of that date exceeded our current assets on December 31, 2004 by $2,746,487. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. Currently, our common stock is traded on the Over-the-Counter Bulletin Board. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Alliance Towers will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

ITEM 7. FINANCIAL STATEMENTS

                              ALLIANCE TOWERS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S

Report of Independent Registered Public Accounting Firm.................    3

Consolidated Balance Sheet..............................................  4 - 5

Consolidated Statements of Operations...................................    6

Consolidated Statements of Stockholders' Equity (Deficit)...............    7

Consolidated Statements of Cash Flows...................................  8 - 9

Notes to the Consolidated Financial Statements.......................... 10 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Alliance Towers, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Alliance Towers, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Towers, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
February 18, 2005

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                     ASSETS

                                                                December 31,
                                                                    2004
                                                            -------------------
CURRENT ASSETS

   Cash                                                     $            20,434
   Construction in progress                                             161,950
   Accounts receivable                                                      669
   Tower inventory                                                      111,948
   Note receivable (Note 8)                                              25,400
                                                            -------------------

     Total Current Assets                                               320,401
                                                            -------------------

PROPERTY AND EQUIPMENT, NET (Note 4)                                  1,932,263
                                                            -------------------

     TOTAL ASSETS                                           $         2,252,664
                                                            ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                       2004
                                                                    -----------
CURRENT LIABILITIES

   Accounts payable                                                 $   132,082
   Accounts payable - related parties (Note 5)                          568,167
   Advance lease                                                         63,000
   Note Payable - EM Enterprises (Note 6)                             1,696,886
   Unearned rent                                                         84,608
   Deferred compensation (Note 5)                                       266,406
   Notes payable - related parties (Note 5)                              95,150
   Interest payable - related parties                                    25,938
   Notes payable                                                        109,644
   Interest payable                                                      25,007
   Convertible debenture (Note 7)                                       375,000
                                                                    -----------

     Total Current Liabilities                                        3,441,888
                                                                    -----------

       Total Liabilities                                              3,441,888
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 shares
     at $0.001 par value; no shares issued and outstanding                   --
   Common stock; authorized 5,000,000,000 common
     shares at $0.001 par value; 1,161,160,000
     shares issued and outstanding                                    1,166,160
   Additional paid-in capital                                          (399,960)
   Accumulated deficit                                               (1,955,424)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                            (1,189,224)
                                                                    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 2,252,664
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                            For the
                                                           Year Ended
                                                          December 31,
                                                -------------------------------
                                                      2004            2003
                                                ---------------  --------------

REVENUES                                        $       141,255  $        1,919
                                                ---------------  --------------

OPERATING EXPENSES

   Ground lease and related costs                        41,460              --
   Professional fees                                    116,589          80,320
   Consulting expenses                                  922,261          60,000
   Payroll expenses                                     201,405         107,000
   General and administrative                            70,535          22,116
   Depreciation expense                                  42,142             804
   Impairment Expense                                   291,473              --
                                                ---------------- --------------

Total Operating Expenses                              1,685,865         270,240
                                                ---------------  --------------

LOSS FROM OPERATIONS                                 (1,544,610)       (268,321)
                                                ---------------  ---------------

OTHER EXPENSES

   Interest expense                                    (120,765)        (11,368)
                                                ---------------  --------------

Total Other Expenses                                   (120,765)        (11,368)
                                                ---------------  --------------

NET LOSS                                        $    (1,665,375) $     (279,689)
                                                ===============  ==============

BASIC LOSS PER SHARE                            $         (0.00) $        (0.00)
                                                ===============  ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             1,154,664,601   1,123,656,745
                                                ===============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                  Additional
                                                     Common Stock                   Paid-in
                                            --------------------------------        Capital          Deferred        Accumulated
                                                Shares            Amount           (Deficit)        Consulting         Deficit
                                            --------------    --------------    --------------    --------------    --------------
Balance, December 31, 2002                   1,036,000,000    $    1,036,000    $   (1,029,190)   $           --    $      (10,360)

Contributed capital by shareholder
  for payment of  accounts payable                      --                --             3,550                --                --

February 13, 2003, recapitalization             99,672,000            99,672          (277,082)               --

Net loss for the year ended
  December 31, 2003                                     --                --                --                --          (279,689)
                                            --------------    --------------    --------------    --------------    --------------

Balance, December 31, 2003                   1,135,672,000         1,135,672        (1,302,722)               --          (290,049)

Stock issued for services,
  May 28, 2004                                     500,000               500            14,000                --                --

Stock issued for consulting services,
  May 1, 2004                                   25,000,000            25,000           700,000          (725,000)               --

Reconciling transaction
                                                   (12,000)              (12)               12                --                --
Beneficial conversion feature of
  convertible debenture                                 --                --            93,750                --                --

Common stock issued for services,
  August 4, 2004                                 5,000,000             5,000            95,000                --                --

Amortization of deferred consulting fees,
  December 31, 2004                                     --                --                --           725,000                --

Net loss for the year ended
  December 31, 2004                                     --                --                --                --        (1,665,375)
                                            --------------    --------------    --------------    --------------    --------------

Balance, December 31, 2004                   1,166,160,000    $    1,166,160    $     (399,960)   $           --    $   (1,955,424)
                                            ==============    ==============    ==============    ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                For The
                                                              Year Ended
                                                             December 31,
                                                     --------------------------
                                                         2004          2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $(1,665,375)   $  (279,689)
   Adjustments to reconcile net loss to
    net cash used by operations:
     Stock issued for services                           839,500             --
     Amortization of deferred consulting fees                 --             --
     Depreciation and impairment charge                  333,616            804
     Beneficial conversion feature                        93,750             --
   Changes in operating assets and liabilities:
     Decrese in deposits                                  39,000        (39,000)
     (Increase) in inventory                            (111,948)            --
     (Increase) decrease in accounts receivable            1,250         (1,919)
     (Increase) in notes receivable                      (15,000)       (10,400)
     Increase in unearned rent                            84,608             --
     Increase in deferred compensation                   159,406        107,000
     Increase in accounts payable                         56,427        142,779
     Increase in interest payable
      and interest payable-related parties                27,015         11,313
     Lease advances                                       63,000             --
                                                     -----------    -----------

       Net Cash Used by Operating Activities             (94,751)       (69,112)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in constructed assets in progress           (161,950)            --
   Investment in property and equipment               (1,679,221)      (587,461)
                                                     -----------    -----------


       Net Cash Used by Investing Activities          (1,841,171)      (587,461)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Change in accounts payable-related party             (130,562)       561,962
   Proceeds from notes payable                         1,711,885         94,644
   Convertible debenture                                 375,000             --
                                                     -----------    -----------

       Net Cash Provided by Financing Activities       1,956,323        656,606
                                                     -----------    -----------

NET INCREASE IN CASH                                      20,401             33
                                                     -----------    -----------

CASH AT BEGINNING OF PERIOD                                   33             --

CASH AT END OF PERIOD                                $    20,434    $        33
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                                 For The
                                                               Year Ended
                                                              December 31,
                                                          ---------------------
                                                             2004       2003
                                                          ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

   Interest                                               $      --   $      --
   Income taxes                                           $      --   $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Recapitalization                                       $      --   $(177,410)
   Common stock issued services                           $ 839,500   $      --
   Contributed capital by shareholder for
     payment of accounts payable                          $      --   $   3,550
   Beneficial conversion feature                          $  93,750   $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

      c.    Estimates

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

      d.    Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e.    Revenue Recognition

      The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f.    Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense for either 2004 or 2003.

      g.    Basic Loss per Share

      The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                         For the
                                                       Years Ended
                                                       December 31,
                                             ----------------------------------
                                                  2004               2003
                                             ---------------    ---------------

      Net loss (numerator)                   $    (1,665,375)   $      (279,689)

      Weighted average shares outstanding
       (denominator)                           1,154,664,601      1,123,656,745

      Basic loss per share                   $         (0.00)   $         (0.00)

      Basic loss per share has been calculated based on the weighed average number of shares of common stock outstanding during the period. There are no common stock equivalents.

      h.    Long-Lived Assets

      In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2004 the Company recorded an impairment charge of $291,473 to the towers to write the value of the towers down to the anticipated disposal of the assets in 2005. (Note 9)

      i.    Fixed Assets

      Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of the towers is determined using the straight-line method over the expected useful lives of 30 years.

      j.    Principles of Consolidation

      The consolidated financial statements as of December 31, 2004 include those of Alliance Towers, Inc. (the `Company') and its wholly owned subsidiary, Alliance Tower, Inc. (Alliance). All significant intercompany accounts and transactions have been eliminated.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k.    Recent Accounting Pronouncements

      On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based
      Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
      Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k.    Recent Accounting Pronouncements (Continued)

      of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company. The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

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

      In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. In addition, the Company is currently pursuing a reverse merger with another company. In connection with that merger the Company has signed a non-binding letter of intent and both parties are in the process of completing due diligence for this transaction. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - PROVISION FOR TAXES

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 3 - PROVISION FOR TAXES (Continued)

      Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                     2004         2003
                                  ---------    ---------

      Deferred tax assets:
         NOL carryover            $ 396,600    $ 193,100
         Related party               10,100        7,900

      Deferred tax liabilities:
         Depreciation                    --       (7,800)

      Valuation allowance          (406,700)    (193,200)
                                  ---------    ---------

      Net deferred tax asset      $      --    $      --
                                  =========    =========

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                  2004             2003
                                            ---------------  ---------------

      Book income                           $      (649,496) $      (109,075)
      Related party accruals                             --            2,970
      Depreciation                                       --           (7,865)
      Deferred compensation                          77,320           41,730
      Other                                           2,419              148
      Stock for services/options expense            363,970               --
      Valuation allowance                           205,787           72,092
                                            ---------------  ---------------

                                            $            --  $            --
                                            ===============  ===============

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,015,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 2004 consists of the following:

                                      December 31,
                                          2004
                                     -------------
      Wireless towers                $   2,266,682
      Accumulated depreciation            (334,419)
                                     -------------

                                     $   1,932,263
                                     =============

      During the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $42,142 and $804, respectively.

      At December 31, 2004 the Company determined that it had suffered an impairment loss on its towers due to events occurring after the balance sheet date. The Company `s write down of the net book value of fixed assets and accumulated depreciation resulted in an impairment expense of $291,473.

NOTE 5 - RELATED PARTY TRANSACTIONS

      Accounts Payable - Related Parties

      As of December 31, 2004, the Company owed a significant stockholder of the Company $77,200, for consulting services provided. The amounts are not accruing interest and are payable on demand.

      As of December 31, 2004, the Company owed $41,500 to a stockholder and consultant. This amount is the balance due on the purchase of tower materials during 2004.

      As of December 31, 2004, the Company owed $50,900 to a stockholder. This payable goes back to the August Project shell and has been due for over two years.

      As of December 31, 2004, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $398,567 for costs expended and services performed related to the four towers constructed and the towers under construction.

      Notes Payable and Interest Payable - Related Party

      As of December 31, 2004, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2004 this note had accrued interest of $25,938.

      Deferred Compensation

      As of December 31, 2004, the Company owed the President and CEO of the Company and the CFO of the Company $189,585 and $76,821, respectively, for deferred compensation. The amounts are not accruing interest and are payable on demand.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 6 - NOTE PAYABLE

      Note due to EM Enterprises dated December 30, 2004,
      bearing interest at prime + 3% per annum, due by
      April 1, 2005 in full, secured by 12 towers                 $    1,696,896
                                                                  ==============

NOTE 7 - CONVERTIBLE DEBENTURE

      Convertible debentures dated June 2 and July 6, 2004,
      bearing interest at 5% per annum, secured by fixed assets   $      375,000
                                                                  ==============

      The debentures are convertible immediately into common stock of the Company at a 20% discount to the Company's common stock closing prices on the dates of conversion. The Company has recorded a beneficial conversion feature of $93,750 associated with the convertible debentures. This beneficial conversion feature was immediately amortized to interest expense because debentures are immediately convertible. This debenture is in default due to the registration statement not becoming effective by its due date.

NOTE 8 - NOTE RECEIVABLE

      During June 2003, the Company entered into an agreement to loan $100,000 to a broadband service provider at 8.25% interest annually with 24 equal monthly payments of $4,534 plus 5% of gross revenues of the broadband services in conjunction with and starting at the same time as the beginning of the payments and continuing for 5 years. Payments will begin six months after launching of service. As of December 31, 2004, the total amount loaned to the broadband service provider was $25,400.

NOTE 9 - SUBSEQUENT EVENTS

      Pursuant to the Board's decision, on December 21, 2004 the Company entered into a note payable with EM Enterprises (EME) for the payment of outstanding payables for the construction of the communication towers and the payables for those towers, which are in progress. The note is in the amount of $1,696,886 and has a maturity date of April 1, 2005. The company does not have the financial resources to pay off this debt.

      On January 7, 2005 the Board determined that there was an inability to continue with the seven new sites for Cingular due to a lack of funding. It was determined that these contracts would be transferred to another party, which has the funds to complete the sites. These sites are being transferred to EME in consideration of not charging interest to the EME note.

      The following transactions occurred on January 25, 2005:

      Satisfaction of a note payable and accrued interest to OWW Clearing LLC in the amount of $123,676 with the issuance of 100,000,000 shares of common stock.

      Satisfaction of a note payable to a related party and accounts payable to a related party from the August Project in the amount of $190,730 with the issuance of 150,000,000 shares of common stock.

      Satisfaction of the Diversified Management LLC note payable in the amount of $41,500 with the issuance of 31,924,000 shares of common stock.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

      Satisfaction of a deferred consulting expense, owed to Kenneth Brand, in the amount of $77,200 with. the issuance of 59,384,615 shares of common stock

NOTE 9 - SUBSEQUENT EVENTS (Continued)

      Satisfaction of deferred compensation expense for Michael Delin, the CFO of the company in the amount of $83,821 with the issuance of 64,477,692 shares of common stock.

      Satisfaction of accounts payable in the amount of $398,567, which were due to Central Wireless, with the issuance of 171,525,000 shares of common stock to Bottom Line Advisors which had contracted earlier with Central Wireless for the purchase of the Central Wireless receivables. Central Wireless received 134,065,000 share of common stock in the transaction.

      Bottom Line Advisors has provided and is currently providing consulting services for the above transactions and the contemplation and analysis of other events that the company is pursuing. Bottom Line Advisors was issued 150,000,000 shares of common stock for these services.

      On February 2, 2005 the Company issued 153,526,923 shares of common stock to Robert Sandburg for satisfaction of deferred compensation expense in the amount of $199,585.

      We are currently in discussions with another company who has an interest in completing a reverse merger with the Company. Both parties have signed a non-binding letter of intent regarding this transaction and are currently in the process of completing the due diligence. Upon the completion of due diligence, if the Board considers the merger favorable, a schedule will be set for the completion of the merger.

      Central  Wireless   provided   consulting   services  to  the  Company  in
      satisfaction of the $25,400.

      The Company anticipates it will assign its rights and title to its towers and the related assets and liabilities to EM Enterprises in satisfaction of the note payable to EM Enterprises. EM Enterprises will also assume the convertible debenture.

      The following is an unaudited pro forma balance sheet to assist the reader in determining the impact of the previously mentioned subsequent events which have occurred and which are anticipated to occur. The amounts used were as of the December 31, 2004 balance sheet.

                                                     Balance                                       After
                                                   December 31,        Subsequent                Subsequent
                                                      2004               Events                    Events
                                                -----------------   -----------------        -----------------
      Cash                                      $          20,434   $              --        $          20,434
      Constructions in progress                           161,950            (161,950)(1)                   --
      Accounts receivable                                     669                  --                      669
      Other assets                                        111,948            (111,948)(1)                   --
      Note receivable                                      25,400             (25,400)(10)                  --
                                                -----------------   -----------------        -----------------

        Total Current Assets                              320,401            (299,298)                  21,103
                                                -----------------   -----------------        -----------------

      Property & Equipment, Net                         1,932,263          (1,932,263)(1)                   --
                                                -----------------   -----------------        -----------------

        Total Assets                            $       2,252,664   $      (2,231,561)(1)    $          21,103
                                                =================   =================        =================

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

                                                                  Balance                                    After
                                                                December 31,   Subsequent                 Subsequent
                                                                    2004         Events                     Events
                                                                -----------    -----------                -----------
      Accounts payable                                          $   132,082    $   (18,743)(3)            $   113,339
      Accounts payable - related parties                            568,167       (568,167)(3)(4)(5)(7)            --
      Advance lease                                                  63,000        (63,000)(1)                     --
      Note payable                                                1,696,886     (1,696,886)(1)                     --
      Unearned rent                                                  84,608        (84,608)(1)                     --
      Deferred compensation                                         266,406       (266,406)(6)                     --
      Notes payable - related parties                                95,150        (95,150)(3)                     --
      Interest payable - related parties                             25,938        (25,938)(3)                     --
      Notes payable                                                 109,644       (109,644)(2)                     --
      Interest payable                                               25,007        (25,007)(1)(2)(4)               --
      Convertible Debentures                                        375,000       (375,000)(1)                     --
                                                                -----------    -----------                -----------

                                                                  3,441,888     (3,328,549)                   113,339
                                                                -----------    -----------                -----------

                                                                                          (2)(3)(4)(5)
      Common stock                                                1,166,160        864,903(6)(7)(8)(9)      2,031,063
      Additional paid in capital                                   (399,960)       234,249                   (165,711)
      Accumulated deficit                                        (1,955,424)        (2,164)                (1,957,588)
                                                                -----------    -----------                -----------

                                                                 (1,189,224)     1,096,988                    (92,236)
                                                                -----------    -----------                -----------

        Total Liabilities and Stockholders'
         Equity (Deficit)                                       $ 2,252,664    $(2,231,561)               $    21,103
                                                                ===========    ===========                ===========

      (1) To remove towers and related assets and liabilities in anticipation of exchange of note payable and assumption of convertible debenture.

      (2) Satisfaction of a note payable for $109,644 and accrued interest of $14,032 to OWW Clearing LLC with the issuance of 100,000,000 shares of common stock.

      (3) Satisfaction of a note payable to a related party and accounts payable to a related party from the August Project shell in the amount of $190,730 with the issuance of 150,000,000 share of common stock.

      (4) Satisfaction of a diversified note payable in the amount of $41,500 with the issuance of 31,924,000 shares of common stock.

      (5) Satisfaction of deferred compensation expense, owed to Kenneth Brand, in the amount of $77,200 with the issuance of 59,384,615 share of common stock.

      (6) Satisfaction of deferred compensation expense for Michael Delin in the amount of $76,821 with the issuance of 64,477,692 shares of common stock.

      (7) Satisfaction of accounts payable in the amount of $398,567, which were due to Central Wireless, with the issuance of 171,525,000 shares of common stock to Bottom Line Advisors which had contracted earlier with Central Wireless for the purchase of the Central Wireless receivables. Central Wireless received 134,065,000 shares of common stock in the transaction.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

      (8) Bottom Line Advisors was issued 150,000,000 shares of common stock in exchange for providing consulting services.

      (9) Satisfaction of deferred compensation expense for Robert Sandburg in the amount of $189,585 (accrued as of December 31, 2004) with the issuance of 153,526,923 shares of common stock.

      (10) Central Wireless provided consulting services to the Company in satisfaction of the $25,400.

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

      Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT

      Information concerning our current executive officers and directors is set forth in the following table:

      Name:              Age:   Position:
      -----              ----   ---------
      Robert Sandburg    54     President, Chief Executive Officer and Director
      Michael Delin      40     Chief Financial Officer and Director

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

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

      The following table provides information about the compensation paid by our Company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2003 and who received in excess of $100,000:

                                        Annual Compensation                   Long-Term Compensation
                                        -------------------                   ----------------------
                                                                               Restricted   Securities
                                                                Other Annual     Stock       Underlying     All Other
Name and Principal                       Salary      Bonus      Compensation    Award(s)      Options     Compensation
Position(s)                      Year      ($)        ($)           ($)           ($)          (#s)            ($)
------------------               ----    -------     -----      ------------   ----------   ----------    ------------

Robert Sandburg (1)              2004    120,000      --             --            --            --             --
Chief Executive Officer and      2003     65,000      --             --            --            --             --
President                        2002         --      --             --            --            --             --

Earl T. Ingarfield (2)           2004         --      --             --            --            --             --
Former Chief Executive Officer,  2003         --      --             --            --            --             --
President and Chairman of the    2002         --      --             --            --            --             --
Board of Directors

---------------------

(1) Mr. Sandburg became Chief Executive Officer and President on February 13, 2003.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999. Effective February 5, 2003, Mr. Ingarfield resigned as Chief Executive Officer, President and Chairman of the Board of Directors.

(3) Mr. Sandburg total salary expense was $120,000 of which $5,415 was paid in cash and the remaining amount was accrued.

                        Aggregated Options/SAR Exercises
                             In Last Fiscal Year And
                       Fiscal Year End Options/SAR Values

                                                                            Number of Securities     Value of Unexercised
                                        Shares                             Underlying Unexercised        In-the-Money
                                     Acquired on             Value            Options/SAR's at         Options/SAR's at
             Name                      Exercise           Realized ($)         Fiscal Year End          Fiscal Year End
---------------------------------    -----------          ------------     -----------------------   --------------------
Robert Sandburg(1)                         --                  --          Exercisable:         --               --
Chief Executive Officer and                                                Unexercisable:       --               --
President

Earl T. Ingarfield(2)                      --                  --          Exercisable:         --               --
Former Chief Executive Officer,                                            Unexercisable:       --               --
President and Chairman of the
Board of Directors


---------------------------------

(1) Mr. Sandburg became Chief Executive Officer and President on February 13, 2003.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in January 1999. Effective February 5, 2003, Mr. Ingarfield resigned as Chief Executive Officer, President and Chairman of the Board of Directors.


                             Option/SAR Grants Table

                                     % Total
                                  No. of Securities      Options/SAR's
                                      Underlying           Granted to
                                    Options/SAR's         Employees in      Exercise or Base Price
             Name                    Granted (#)        Fiscal Year (%)         ($ per Share)           Expiration Date
---------------------------------    -----------          ------------     -----------------------   --------------------

Robert Sandburg(1)                         --                 N/A                      N/A                         N/A
Chief Executive Officer and
President

Earl T. Ingarfield(2)                      --                 N/A                      N/A                         N/A
Former Chief Executive Officer,
President and Chairman of the
Board of Directors

---------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities And Principal Holders Thereof

      The following table sets forth as of March 15, 2005 the names, addresses and stock ownership in our Company for the current directors and named executive officers of our Company and every person known to our Company to own five percent (5%) or more of the issued and outstanding shares of the Common Stock:

                                                                                    Acquirable
                             Name and Address                  Shares                 Within              Percentage
Title of Class:            of Beneficial Owner:          Beneficiary Owned:          60 Days:            of Class(1):
---------------     ------------------------------       ------------------         -----------          ------------

Common              Robert Sandburg                            401,426,923               --                 18.4%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Michael Delin                               89,477,692               --                  4.1%
                    4333 S. Tamiami Trail, Suite F
                    Sarasota, FL 34231

Common              Kenneth Brand                              288,384,615               --                13.22%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231

Common              Central Wireless Inc.                      234,065,000               --                10.73%
                    4333 S. Tamiami Trail, Suite E
                    Sarasota, FL 34231

Common              Robert Matzig                              150,000,000               --                 6.88%
                    4309 St. Andrews Blvd.
                    Irving, TX 75038

Common              Bottom Line Advisors                       378,449,000               --                17.35%
                    13314 Lost Key Place
                    Bradenton, FL 34202

Common              All Officers and Directors as a            490,904,615               --                22.51%
                    Group (2)

----------------------

(1) Based on 2,181,063,230 shares of Common Stock outstanding as of March 15, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003, the Company owed a former officer and significant stockholder of the Company $50,000 for accounting and management services provided during the year ended December 31, 2002.

As of December 31, 2003, the Company owed a significant stockholder of the Company $77,200, for expenses paid on behalf of the Company and consulting services provided. The amounts are not accruing interest and are payable on demand.

As of December 31, 2004, the Company owed a related company, in which its CEO is a significant shareholder of the Company, $398,567 for services related to the three new towers constructed during the year ended December 31, 2003.

As of December 31, 2003, the Company had a related party note payable with an outstanding balance of $95,150. This note payable accrues interest at 8% per annum, is unsecured, and is due on demand. As of December 31, 2004 this note had accrued interest of $25,938.

On December 30, 2004, the Company entered into a note payable with EMEGC for the payment of outstanding payable for the construction of the communication towers and the payables for the towers which are in progress. The note in the amount of $1,696,886 and has a maturity date of April 1, 2005. The note is secured by all of the Company's assets pursuant to a Security Agreement, dated December 30, 2004.

On January 7, 2005 the Board determined that there was an inability to continue with the seven new sites for Cingular due to a lack of funding. It was determined that these contracts would be transferred to another party which has the funds to complete the sites. These sites are being transferred to EME in consideration of not charging interest on amounts owed to EMEGC from Alliance Towers from October 2003 to the December 30, 2004.

On January 25, 2005, we issued the following unregistered securities:

The Company issued 100,000,000 restricted shares of its common stock, valued at $0.00123 per share, to OWW Clearing LLC, for the satisfaction of note payables and accrued interest in the amount of $123,676. These notes represent funds received from OWW Clearing LLC between April 2003 and January 2004.

The Company issued 150,000,000 restricted shares of its common stock, valued at $0.00127 per share, to Lee Matzig for the satisfaction of a note payable and accounts payable in the amount of $190,730.53 in connection with August Project 1 Corp. This amount due represented amounts carried over from August Project 1 Corp. through the merger with Alliance Towers, Inc. on February 13, 2003.

The Company issued 31,924,000 restricted shares of its common stock, valued at $0.0013 per share, to Diversified Management LLC for the satisfaction of a note payable in the amount of $41,500. On August 1, 2004, the Company issued a note payable in the amount of $80,476 for partial payment of tower inventory purchased on that date and as of January 25, 2005, the remaining principal balance of the note was $41,500.

The Company issued 59,384,615 restricted shares of its common stock, valued at $0.0013 per share, to Kenneth Brand for the satisfaction of deferred consulting expenses in the amount of $77,200, which had accumulated through March 2004.

The Company issued 64,477,692 restricted shares of its common stock, valued at $0.0013 per share, to Michael Delin for the satisfaction of deferred compensation expenses in the amount of $83,821, which had accumulated through January 2005.

The Company issued 305,590,000 restricted shares of its common stock valued at $0.0013 per share, to Bottom Line Advisors for the satisfaction of accounts payable in the amount of $398,567, which amount was due to Central Wireless, Inc. Bottom Line Advisors contracted with Central Wireless, Inc. for the purchase of the Central Wireless, Inc. accounts receivables that were owed by the Company. Central Wireless, Inc. received 134,065,000 shares of common stock in the transaction from the shares issued to Bottom Line.

The Company issued 150,000,000 restricted shares of its common stock, valued at $0.001, to Bottom Line Advisors for advisory services in the amount of $150,000.

In addition, on February 2, 2005, the Company issued 153,526,923 restricted shares of its common stock, valued at $0.0013 per share, to Robert Sandburg for the satisfaction of deferred compensation expenses in the amount of $199,585, which had accumulated through January 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                                                For the Years Ended
                                                    December 31,
                                               ----------------------
                                                  2004         2003
                                               ----------------------
           Audit Fees                          $  24,903    $  18,014
           Audit-Related Fees                  $      --    $      --
           Tax Fees                            $      --    $      --
           All Other Fees                      $   2,266    $   2,232

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 28, 2005            ALLIANCE TOWERS, INC.


                  By:  /s/ Robert Sandburg, Chief Executive Officer
                       ---------------------------------------------------------
                       Robert Sandburg,
                       Chief Executive Officer

March 28, 2005    By:  /s/ Michael Delin, Chief Financial Officer,
                       Principal Accounting Officer
                       --------------------------------------------------------
                       Michael Delin,
                       Chief Financial Officer, Principal Accounting Officer