Form 10QSB
period 2005-03-31
ALLIANCE TOWERS INC
filed 2005-05-23
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_|         Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                        Commission file number 000-29689

                              ALLIANCE TOWERS, INC.
        (Exact name of small business issuer as specified in its charter)

               Florida                                  65-0986953
-------------------------------------       ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                          2550 East Trinity Mills Road
                                    Suite 122
                             Carrollton, Texas 75006
                    (Address of principal executive offices)

                                  972-416-9304
                           (Issuer's telephone number)

                               5401 S. Dale Mabry
                              Tampa, Florida 33611
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 20, 2005, there were 5,000,000,000 shares of issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_|  No  |X|

                                      INDEX

                                                                                                                                                 Page Number

Part I - Financial Information
------------------------------

Part II - Other Information
---------------------------

Item 6.     Exhibits..........................................................13

            Signatures........................................................15

PART I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              ALLIANCE TOWERS, INC.
                        Consolidated Financial Statements

                        ASSETS OF DISCONTINUED OPERATIONS

                                                                      March 31,
                                                                        2005
                                                                     ----------
                                                                     (Unaudited)
CURRENT ASSETS

Cash                                                                  $      326
Construction in progress                                                 161,950
Accounts receivable                                                        1,019
Tower inventory                                                          111,948
                                                                      ----------

            Total Current Assets                                         275,243
                                                                      ----------

PROPERTY AND EQUIPMENT, NET                                            1,914,751
                                                                      ----------

            TOTAL ASSETS                                              $2,189,994
                                                                      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              ALLIANCE TOWERS, INC.
                  Consolidated Financial Statements (Continued)

                        ASSETS OF DISCONTINUED OPERATIONS

                                                                     March 31,
                                                                       2005
                                                                    -----------
                                                                    (Unaudited)
CURRENT LIABILITIES - DISCONTINUED OPERATIONS

      Accounts payable                                              $    46,608
      Advance lease                                                      63,000
      Note payable - EM Enterprises                                   1,696,886
      Unearned rent                                                      54,008
      Interest payable - EM Enterprise                                   36,059
      Interest payable                                                   16,295
      Convertible debenture                                             375,000
                                                                    -----------

            Total Current Liabilities                                 2,287,856
                                                                    -----------

                  Total Liabilities                                   2,287,856
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock authorized: 10,000,000 shares
      At $0.001 par value; no shares issued and outstanding                --
Common stock; authorized 5,000,000,000 common
      shares at $0.001 par value; 2,181,063,230
      shares issued and outstanding                                   2,181,063
Additional paid-in capital (deficit)                                    (90,823)
Accumulated deficit                                                  (2,188,102)
                                                                    -----------

            Total Stockholders' Equity (Deficit)                        (97,862)
                                                                    -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                        EQUITY (DEFICIT)                            $ 2,189,994
                                                                    ===========
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
         Consolidated Statements of Operations - Discontinued Operations
                                   (Unaudited)

                                                          For the
                                                     Three Months ended
                                                          March 31,
                                             ----------------------------------
                                                  2005               2004
                                             ---------------    ---------------

REVENUES                                     $        57,673    $        21,840
                                             ---------------    ---------------

OPERATING EXPENSES
      Ground lease and related costs                  16,600              8,239
      Professional Fees                                1,500              6,023
      Consulting expenses                            181,900             15,000
      Payroll expenses                                  --               40,500
      General and administrative                      28,997              6,602
      Depreciation expense                            18,902              5,490
                                             ---------------    ---------------

Total Operating Expenses                             247,899             81,854
                                             ---------------    ---------------

LOSS FROM OPERATIONS                                (190,226)           (60,014)
                                             ---------------    ---------------

OTHER EXPENSES

Interest expense                                     (42,452)            (4,461)
                                             ---------------    ---------------

Total Other Expenses                                 (42,452)            (4,461)
                                             ---------------    ---------------

NET LOSS                                     $      (232,678)   $       (64,475)
                                             ===============    ===============

BASIC LOSS PER SHARE                         $         (0.00)   $         (0.00)
                                             ===============    ===============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                      1,858,365,629      1,135,672,000
                                             ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                    Additional
                                                           Common Stock               Paid-in
                                                           ------------               Capital        Accumulated
                                                    Shares            Amount         (Deficit)         Deficit
                                                -------------     ------------     ------------     -------------

Balance, December 31, 2004                      1,166,160,000        1,166,160         (399,960)      (1,955,424)

Stock issued for deferred
     compensation and services
     January 25, 2005 (unaudited)                  64,477,692           64,477           19,343

Stock issued for satisfaction
     of debt January 25,
     2005 (unaudited)                             646,898,615          646,899          243,736

Stock issued for consulting
     services January 25,
     2005 (unaudited)                             150,000,000          150,000             --

Stock issued for deferred
     compensation February 2,
     2005 (unaudited)                             153,526,923          153,527           46,058

Net loss for the quarter
     ended March 31, 2005
     (unaudited)                                         --               --               --           (232,678)
                                                -------------    -------------     ------------    -------------

Balance, March 31, 2005  (Unaudited)            2,181,063,230    $   2,181,063          (90,823)  ($   2,188,102)
                                                =============    =============     =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For
                                                                             The Three Months Ended
                                                                                    March 31
                                                                         -------------------------------
                                                                            2005                  2004
                                                                         ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                           $(232,678)            $ (64,475)
      Adjustments to reconcile net loss to net cash
            used by operations:
            Depreciation and impairment charge                              18,902                 5,490
            Stock issued for services                                      167,000                  --
            Services for note receivable                                    25,000                  --

      Changes in operating assets and liabilities:
            Decrease in deposits                                              --                  39,000
            (Increase) decrease in accounts receivable                        (349)                  119
            Increase (decrease) in customer advance                        (30,600)               63,000
            Increase (decrease) in deferred compensation                      --                  40,500
            Decrease in accounts payable                                    (8,845)              (12,600)
            Increase in interest payable                                    42,452                 4,461
                                                                         ---------             ---------
                  Net Cash Provided (Used) by Operating Activities         (18,718)               75,495
                                                                         ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in constructed assets in progress                              --                  (9,250)
      Investment in property and equipment                                  (1,390)             (203,432)
                                                                         ---------             ---------
                  Net Cash Used by Investing Activities                     (1,390)             (212,682)
                                                                         ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES

      Change in accounts payable-related party                                --                 130,931
      Stock Issuance for satisfaction of notes payable                        --                  15,000
                                                                         ---------             ---------
                  Net Cash Provided by Financing Activities                   --                 145,931
                                                                         ---------             ---------

NET INCREASE (DECREASE) IN CASH                                            (20,108)                8,744
                                                                         ---------             ---------

CASH AT BEGINNING OF PERIOD                                                 20,434                    33

CASH AT END OF PERIOD                                                    $     326             $   8,777
                                                                         =========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                                     For The
                                                                Three Months Ended
                                                                     March 31,
                                                               2005              2004
                                                           -----------       -----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest                                                   $         -       $          -
Income Taxes                                               $         -       $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued services                               $   167,000       $          -
Common stock issued to satisfy debt                        $ 1,157,041       $          -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      ALLIANCE TOWERS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             March 31, 2005 and 2004

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  accompanying  consolidated  financial  statements have been prepared by the
Company  without audit.  In the opinion of management,  all  adjustments  (which include  only normal  recurring  adjustments)  necessary  to present  fairly the consolidated  financial position,  results of operations and cash flows at March
31, 2005 and 2004 and for all periods presented have been made.

Certain information and footnote  disclosures  normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been  condensed or omitted.  It is suggested  that these  condensed  consolidated  financial  statements be read in conjunction  with  the  consolidated  financial  statements  and  notes  thereto included in the  Company's  December  31, 2004  audited  consolidated  financial statements.  The results of operations  for the periods ended March 31, 2005 and
2004 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern,  develop a reliable source of revenues, and achieve a profitable  level of operations the Company will need, among other things, additional capital resources.  Management's plans to continue as a going concern  include  raising  additional  capital  through the  issuance of debt or equity  securities.  However,  management cannot provide any assurances that the
Company will be successful in any of its plans.

The  accompanying   consolidated   financial   statements  do  not  include  any
adjustments  that might be  necessary  if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENTS

Pursuant to the Board's decision,  on December 21, 2004 the Company entered into a note payable with E.M. Enterprises General  Contractors,  Inc. ("EME") for the
payment of outstanding payables for the construction of the communication towers and the payables for those towers.  The note was in the amount of $1,696,886 and had a maturity date of April 1, 2005 (the "EME Note").

On January 7, 2005, the Board determined that there was an inability to continue with the seven new sites for Cingular Wireless due to a lack of funding.  It was determined that these contracts would be transferred to another party, which has the funds to complete the sites.  These sites were  subsequently  transferred to
EME in  consideration  for  forgiving  interest  payments  owed  to EME  through
December 31, 2004.

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

Satisfaction  of a deferred  consulting  expense,  owed to Kenneth Brand, in the amount of $77,200 with the issuance of 59,384,615 shares of common stock.

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

Bottom Line Advisors provided consulting services for the above transactions and was issued 150,000,000 shares of common stock for these services.

On February 2, 2005 the Company  issued  153,526,923  shares of common  stock to
Robert Sandburg for satisfaction of deferred  compensation expense in the amount of $199,585.

Central  Wireless  provided  consulting  services to the Company in exchange for retirement of a $25,400 note receivable.

NOTE 4 - SUBSEQUENT EVENTS

Note due to EME dated December 30, 2004,
bearing interest at prime + 3% per annum, due by
April 1, 2005 in full, secured by 12 towers                $           1,696,896
                                                           =====================

On April 15, 2005,  the Company  assigned its rights and title to its towers and the related assets and liabilities to EME in full satisfaction of the EME Note.

On April 27, 2005 the Company entered into a Stock Purchase  Agreement and Share
Exchange  with  Homes For  America  Holdings,  Inc.  and  Enclaves  Group,  Inc.
("Enclaves"),  pursuant to which the holders of Enclaves common stock, $.001 par

value  per  share,   exchanged  such  common  stock  for  an  aggregate  of  (i)
2,818,936,770  shares of common stock, $.001 par value per share, of the Company
("Company  Common  Stock")  and (ii)  6,000,000  shares of Series A  Convertible
Preferred Stock of the Company, $.001 par value per share, which preferred stock is  convertible,  at the option of the  holder,  into  38,621,264,600  shares of
Company  Common  Stock.  Currently  the Company does not have enough  authorized shares  to cover the  conversion;  accordingly  it will be shown as a  liability until such time that additional shares are authorized. In addition,  pursuant to the Stock  Purchase  Agreement  and Share  Exchange,  immediately  following the closing,  the holders of Enclaves' Series A Convertible  Preferred Stock,  $.001
par value per  share,  exchanged  such  preferred  stock for an equal  number of shares of Series B Convertible  Preferred Stock of the Company,  $.001 par value per share,  resulting  in Enclaves  becoming a  wholly-owned  subsidiary  of the
Company,  and Enclaves'  former  stockholders  owning  approximately  98% of the
Company's capital stock, as calculated on a fully diluted basis.

All assets and  liabilities  as well as the  statement of  operations  have been classified as discontinued operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated  unaudited  interim  financial  statements  as of and for the three month period ended March 31, 2005 of the Company and the notes thereto presented elsewhere herein.

OVERVIEW

     During the three month period  ended March 31, 2005,  we were not active in developing  any  wireless  telecommunication  facilities  because  of a lack  of external  financing  and  insufficient  revenue  to cover our  operating  costs.
Rather, due to our lack of funding, we pursued a merger with a third party.

     In  addition,  on December 30,  2004,  we issued a promissory  note to E.M.
Enterprises  General  Contractors,  Inc.  ("EME")  in the  principal  amount  of
$1,696,886.47  (the "Note").  Under the terms of the Note, we were  obligated to pay the principal and accrued interest immediately upon written demand from EME, but no sooner than April 1, 2005. Interest accrued on the outstanding  principal balance of the Note at the daily rate of prime plus three percent (3%), with all then accrued  interest being payable on each quarterly  anniversary of the Note.
The Note was  secured by all of our  assets  pursuant  to a Security  Agreement, dated December 30, 2004.

     Due to our lack of funding for construction and  insufficient  revenue,  we
elected  not  to  proceed  with  the  construction  of  previously   anticipated
facilities for Cingular  Wireless.  Instead,  we transferred these contracts and related sites to EME in exchange for EME's forgiveness of interest owed to it by us from October 2003 through December 31, 2004.

     BALANCE  SHEET.  At March  31,  2005 we had total  assets of  approximately
$2,189,994  and current  liabilities  of  $2,287,856.

     INCOME  STATEMENT.  For the quarters  ended March 31, 2005 and 2004, we had revenue of $57,673 and $21,840  respectively.  This increase was attributable to receiving revenue on twelve communication towers compared to three communication towers in the first  quarter of 2004.  Our main  operating  expenses  consist of consulting  expenses and the costs of complying with the reporting  requirements of the Securities Exchange Act of 1934, as amended.  For the quarter ended March
31,  2005,  we recorded  $247,899 in total  operating  expenses,  consisting  of
$181,900 in consulting expenses, $28,997 in general and administrative expenses,
$1,500 in  professional  fees,  $16,600 in ground  lease and  related  costs and
$18,902 in  depreciation  expense.  We also  incurred a net loss for the quarter ended  March 31,  2005 of  $232,678  compared  to a net loss of $64,475  for the quarter ended March 31, 2004.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005, AS COMPARED TO THE
QUARTER ENDED MARCH 31, 2004

     REVENUES. For the quarters ended March 31, 2005 and 2004, we had revenue of
$57,673  and $21,840  respectively.  This  increase  was  attributable  to lease
proceeds   collected   on  twelve   communication   towers   compared  to  three
communication towers in the same quarter of the previous year.

     OPERATING  EXPENSES.  For the quarter  ended March 31,  2005,  we had total operating  expenses of  $247,899,  as compared  to total  operating  expenses of
$81,854  for the  quarter  ended  March 31,  2004,  an  increase  of $166,045 or
202.85%.  The increase was due to increased  ground lease costs due to a greater number of towers than in the same quarter of 2004, and an increase in consulting fees for assistance in negotiations with our many creditors.

     NET INCOME (LOSS).  For the quarter ended March 31, 2005, we had a net loss of  $232,678,  as compared to a net loss of $64,475 for the quarter  ended March
31, 2004, an increase of $168,203 or 260.88%.

     LIQUIDITY  AND  CAPITAL  RESOURCES  As of  March  31,  2005,  we  had  $326
cash-on-hand compared to $8,777 on March 31, 2004. Our total current liabilities exceed our total current assets by $2,012,613.

     WORKING  CAPITAL We had a net working capital deficit of $2,012,613 for the quarter  ended March 31, 2005, as compared to a net working  capital  deficit of
$1,306,173  for the  quarter  ended March 31,  2004,  an increase of $706,440 or
54.1%.   This  increase  in  our  working   capital  deficit  was  a  result  of
communication towers being completed during the quarter ended March 31, 2005.

     CASH FLOW FROM OPERATING  ACTIVITIES Net cash used by operating  activities for the  quarter  ended  March 31,  2005 was  $18,718,  as  compared to net cash provided by  operating  activities  of $75,495  for the quarter  ended March 31,
2004. This decrease was due to the decreased  business  activity compared to the same quarter in the previous year.

     CASH FLOW FROM INVESTING  ACTIVITIES Net cash used by investing  activities for the  quarter  ended  March  31,  2005  and  2004  was  $1,390  and  $212,682
respectively.  This decrease in cash flow from financing activities was due to a decrease in activities  relating to communication  towers,  as $1,309 represents only additional work on a previously  completed tower.  During the first quarter of 2005 the company did not construct any communication towers.

     CASH  FLOW  FROM  FINANCING  ACTIVITIES  Net  cash  provided  by  financing activities  for the quarter ended March 31, 2005 was $0, as compared to $145,931 for the same  quarter  in 2004.  During the first  quarter  of 2004 we  received
$130,931 for the completion of the Greenscut Tower and $15,000 for  satisfaction of a note payable with stock.

     On  December  12,  2003,  we  entered  into a Standby  Equity  Distribution
Agreement with Cornell Capital Partners, LP, pursuant to which and subject to an effective  registration  statement,  we could, at our  discretion,  periodically issue and sell to Cornell Capital  Partners,  LP shares of our common stock at a discount for a total purchase price of $10 million. Currently, we are in default under the Standby Equity Distribution Agreement.

RECENT EVENTS

     On April 14, 2005, EME assigned its entire right, title and interest in the
Note to us,  free and  clear  of any and all  liabilities,  obligations,  liens, security  interests and/or  encumbrances,  in exchange for all of our assets. In addition,  we and EME entered into that certain  Assignment  and Release,  dated
April 14, 2005.

     On April 27, 2005,  we entered into a Stock  Purchase  Agreement  and Share
Exchange with Enclaves Group, Inc. ("Enclaves") pursuant to which the holders of
Enclaves'  common  stock  exchanged  such common  stock for an  aggregate of (i)
2,818,936,770 shares of our common stock and (ii) 6,000,000 shares of our Series
A Convertible  Preferred  Stock,  which preferred  stock is convertible,  at the option of the holder, into 38,621,264,600 shares of our common stock.  Currently the Company  does not have  enough  authorized  shares to cover the  conversion;
accordingly  it will be shown as a  liability  until  such time that  additional shares are authorized. In addition, pursuant to the Stock Purchase Agreement and
Share  Exchange,  immediately  following  the closing,  the holders of Enclave's
Series A Convertible Preferred Stock exchanged such preferred stock for an equal number of shares of our  Series B  Convertible  Preferred  Stock,  resulting  in
Enclaves becoming our wholly-owned  subsidiary and Enclaves' former stockholders owning  approximately 98% of our capital stock, as calculated on a fully diluted basis. This summary of the Stock Purchase and Share Exchange is qualified in its entirety by reference to the actual  agreement,  a copy of which was filed as an exhibit  to our  Current  Report  on Form 8-K,  filed  with the  Securities  and
Exchange Commission on May 2, 2005.

GOING CONCERN OPINION

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection  with the 2004 and 2003 financial  statements that states that we do not have  significant  cash or other material  assets to cover our operating costs and to allow us to continue as a going concern.  Our ability to obtain  additional  funding will determine our ability to continue as a going concern.  Our  financial  statements do not include any  adjustments  that might result from the outcome of this uncertainty.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
As of April 27, 2005,  we did not believe the adoption of this  Statement  would have any immediate material impact on us. New management is currently  reviewing this Statement in light of its business and has not yet  determined  what impact this standard will have on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 152,  ACCOUNTING FOR REAL ESTATE
TIME-SHARING  TRANSACTIONS,  which amends FASB statement No. 66,  Accounting for
Sales of Real Estate,  to  reference  the  financial  accounting  and  reporting guidance  for real estate  time-sharing  transactions  that is provided in AICPA
Statement  of Position  (SOP)  04-2,  Accounting  for Real  Estate  Time-Sharing
Transactions.  This statement also amends FASB Statement No. 67,  Accounting for
Costs and Initial Rental  Operations of Real Estate Projects,  to state that the guidance  for (a)  incidental  operations  and (b) costs  incurred  to sell real estate  projects does not apply to real estate  time-sharing  transactions.  The accounting  for those  operations  and costs is subject to the  guidance  in SOP
04-2.  This  Statement is effective  for financial  statements  for fiscal years beginning  after June 15,  2005.  As of April 27,  2005,  we did not believe the adoption of this Statement  would have any immediate  material impact on us. New management is currently  reviewing  this  Statement in light of its business and has not yet  determined  what impact this  standard  will have on our  financial position or results of operations.

     In December  2004,  the FASB issued SFAS No. 153,  EXCHANGE OF  NONMONETARY
ASSETS.  This  Statement  addresses the  measurement of exchanges of nonmonetary assets.  The  guidance  in  APB  Opinion  No.  29,  Accounting  for  Nonmonetary
Transactions,  is based on the principle that  exchanges of  nonmonetary  assets should be measured based on the fair value of the assets exchanged. The guidance in that Statement,  however, included certain exceptions.  This Statement amends
Opinion 29 to  eliminate  the  exception  for  nonmonetary  exchanges of similar productive  assets and  replaces it with a general  exception  for  exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial  substance if the future cash flows of the entity are expected to change  significantly  as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges  incurred during fiscal years  beginning  after the date of this  statement  is issued.  As of April 27,
2005, we did not believe the adoption of this Statement would have any immediate material  impact on us. New management is currently  reviewing this Statement in light of its business and has not yet determined  what impact this standard will have on our financial position or results of operations.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Information  included  or  incorporated  by  reference  in this  filing may contain  forward-looking  statements  within the  meaning of Section  27A of the
Securities Act of 1933, as amended,  and Section 21E of the Securities  Exchange
Act of 1934, as amended.  This  information may involve known and unknown risks, uncertainties and other factors which may cause our actual results,  performance or achievements to be materially different from the future results,  performance
or  achievements  expressed  or  implied  by  any  forward-looking   statements.
Forward-looking  statements,  which involve  assumptions and describe our future plans,  strategies and  expectations,  are generally  identifiable by use of the words "may," "will," "should," "expect,"  "anticipate,"  "estimate,"  "believe,"
"intend" or  "project"  or the  negative of these words or other  variations  on these words or comparable terminology.

     This filing contains certain forward-looking  statements.  Actual events or
results  may  differ   materially  from  those   discussed  in   forward-looking
statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 3. CONTROLS AND PROCEDURES

     EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As of the end of the
period  covered  by  this  report,  we  carried  out an  evaluation,  under  the supervision and with the  participation of our principal  executive  officer and principal financial officer, of the effectiveness of the design and operation of our disclosure  controls and procedures.  Our disclosure controls and procedures are  designed  to provide a  reasonable  level of  assurance  of  achieving  our disclosure  control  objectives.  Our principal  executive officer and principal accounting  officer concluded that our disclosure  controls and procedures were, in fact, sufficiently effective as of and for the period covered.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL  REPORTING.  In connection with the  evaluation of our internal  controls  during the last fiscal  quarter,  our principal  executive  officer and principal  financial  officer  determined that there were no changes to our internal controls over financial reporting that had materially  affected,  or were  reasonably  likely  to  materially  effect,  our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.       EXHIBITS

Exhibits:

31.1     Certification of Chief Executive Officer pursuant to Section 302 of The
         Sarbanes-Oxley Act of 2002.

                                       13

31.2     Certification of Chief Financial Officer pursuant to Section 302 of The
         Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance  with the  requirements  of the Exchange Act, the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2005                ALLIANCE TOWERS, INC.

                                   By: /s/ Daniel G. Hayes
                                       -----------------------------------------
                                        Name: Daniel G. Hayes
                                        Title: Chief Executive Officer

                                   By: /s/ Mark D. MacFarlane
                                       -----------------------------------------
                                        Name: Mark D. MacFarlane
                                        Title: Chief Operating Officer, Vice President
                                               and acting Chief Financial Officer

