Form 10QSB
period 2005-06-30
ENCLAVES GROUP INC
filed 2005-09-21
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 000-29689

                              Enclaves Group, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)
--------------------------------------------------------------------------------

                Delaware                             20-1951556
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        2550 East Trinity Mills Road, Suite 122, Carrollton, Texas 75006
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 416-9304
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                              Alliance Towers, Inc.
--------------------------------------------------------------------------------
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

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest practicable date: 87,242,533.

            Transitional  Small Business  Disclosure Format (Check one): Yes |_|
No |X|

                                      INDEX

                                                                                                                                                 Page Number

Part I - Financial Information
------------------------------

Part II - Other Information
---------------------------

Item 6.     Exhibits..........................................................11

            Signatures........................................................13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              ENCLAVES GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

ASSETS

            Cash                                                                 $    756,679
            Deposits                                                                   90,000
            Accounts Receivable                                                           428
            Land                                                                    4,308,046
            Deferred Project Costs                                                    919,700
            Deferred Financing Costs                                                  815,087
            Prepaid Registration Cost                                                   1,248
            Computer Equipment                                                          2,087
            Tax Escrow                                                                 41,154
                                                                                 ------------
                        Total Assets                                             $  6,934,429
                                                                                 ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
            Due to Affiliate                                                     $     32,474
            Accounts Payable                                                          196,342
            Accrued Interest                                                           83,434
            Deposits on Contracts                                                     155,298
            Mortgage Payable                                                          788,750
                                                                                 ------------
                        Total Current Liabilities                                   1,256,298

LONG TERM DEBT
            5 % Convertible Debentures                                              5,562,260
                                                                                 ------------

                        Total Liabilities                                           6,818,558
                                                                                 ------------

SHAREHOLDERS' EQUITY
            Preferred Stock - 10,000,000 Authorized Shares
                        Series A Convertible Preferred - $.001 Par Value
                        1,000,000 Issued and Outstanding Shares                  $      1,000
            Common Stock - 5,000,000,000 Authorized Shares - $.001 Par Value
                          87,242,533 Issued & Outstanding Shares                   87,242
           Paid in Capital                                                            347,755
           Accumulated Deficit-During the Development Stage                          (320,126)
                                                                                 ------------

                        Total Shareholders'Equity                                $    115,871
                                                                                 ------------

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                                        $  6,934,429
                                                                                 ============

    The accompanying notes are integral part of these financial statements.

                              ENCLAVES GROUP, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                      Three Months    Six Months      From Inception
                                      Ended           Ended           November 17, 2004
                                      June 30, 2005   June 30, 2005   to June 30, 2005
                                      -------------   -------------   ----------------

General, Administrative
       and Selling Expenses           $   124,082     $   220,354     $   320,126
                                      -----------     -----------     -----------

Net Loss                                  124,082         220,354         320,126
Deficit Beginning of Period               196,044          99,722               0
                                      -----------     -----------     -----------

            Deficit End of Period     $   320,126     $   320,126     $   320,126
                                      ===========     ===========     ===========

Basic and diluted
Loss per share                        $    (0.001)    $    (0.005)
                                      ===========     ===========

Weighted average number
     Number of shares
            Outstanding                82,998,434      46,700,870
                                      ===========     ===========

    The accompanying notes are integral part of these financial statements.

                                                        ENCLAVES GROUP, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                 November 17, 2004 to June 30, 2005
                                                             Unaudited

                                                          Preferred Stock
                                                                                             Common Stock
                                                                 Par Value $.001
                                              # of shares      Amount       Amount   # of shares   Amount  Paid in Capital  Deficit
                                            ----------------------------------------------------------------------------------------
November 17,2004 (1)                                                                   10,000,000  10,000   $ 418,997

     Sale of Preferred Stock (Unaudited)     1,000,000                      1,000

     Loss for Period November 17, 2004
          to December 31,2004 (Unaudited)                                                                                   (99,772)
                                            ----------------------------------------------------------------------------------------

Balance December 31, 2004 (Unaudited)        1,000,000            --        1,000      10,000,000  10,000     418,997       (99,772)

     Issuance of Preferred Stock             1,000,000         6,000
       (Unaudited)

     4/15 Conversion of Preferred Stock     (1,000,000)       (6,000)                  77,242,533  77,242     (71,242)
      (Unaudited)

     Loss for 6 months ended
          6/30/2005 (Unaudited)                                                                                            (220,354)
                                            ----------------------------------------------------------------------------------------

BALANCE JUNE 30, 2005 (UNAUDITED)            1,000,000            --      $ 1,000      87,242,533 $87,242   $ 347,755     ($320,126)
                                            ==========      ===================================== =======   =========    ===========

(1)  Stock outstanding after reverse merger as if it occurred with the inception of Enclaves of November 17, 2004.

                              ENCLAVES GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months     From Inception
                                                        Ended June 30,   November 17, 2004
                                                             2005        To June 30, 2005
                                                          -----------    ----------------
Cash flows from operating activities:
Net Loss                                                $  (220,354)     $  (320,126)
Adjustments to reconcile net loss to cash flows:
Expenditures funded by Affiliate - (See Below)                                99,772
Changes in assets and liabilities
            Increase in Accounts Receivable                    (428)            (428)
            Increase in Deferred Project Costs             (555,641)        (580,198)
            Increase in Prepaid Expenses                     (1,248)          (1,248)
            Increase in Accounts Payable
                        and Accrued Expenses                224,644          224,644
                                                        -----------      -----------
            Net cash used in operating activities       $  (553,027)     $  (577,584)
                                                        ===========      ===========
Cash flows from investing activities:
            Purchase of Land                            $(3,907,902)     $(4,308,046)
            Purchase of Fixed Asset                          (2,087)          (2,087)
            Deposit Returned                                100,000          100,000
            Deposits Received                               100,000          155,298
            Escrow Payments                                                  (41,154)
            Deferred Financing Costs                       (315,887)        (315,887)
                                                        -----------      -----------
            Total Cash Used in Investing Activities     $(4,025,876)     $(4,411,876)
                                                        ===========      ===========
Cash flows from financing activities:
            Proceeds from Mortgage Payable              $   788,750      $   788,750
            Proceeds from Issuance of
                        Convertible Debt                  4,062,260        5,562,260
            Payment of Professional Fees
                        In Connection with Merger          (109,871)        (109,871)
            Payment on Debt Financing Fees                 (225,000)        (495,000)
                                                        -----------      -----------
            Total Cash Proceeds from Investing          $ 4,516,139      $ 5,746,139
                                                        ===========      ===========

Net Increase (Decrease) in Cash                             (62,764)         756,679
Cash and Cash Equivalents at Beginning                      819,443             --
                                                        -----------      -----------
            Cash and Cash Equivalents at End            $   756,679      $   756,679
                                                        ===========      ===========

            An affiliate of the company expended the following  amounts prior to the  incorporation  of the  company on  November  17,  2004 and the merger  with
Alliance Towers, Inc. on April 27, 2005.

Deferred Project Costs                                  $   339,502
Real Property Deposits                                      190,000
Deferred Financing Costs                                      4,200
Operating Expenses (loss for period
November 17 to December 31, 2004)                            99,772
Investment in Enclaves Group, Inc.
Common Stock                                               (600,000)
Preferred Stock                                              (1,000)
                                                        ------------

Due to Affiliate                                        $    32,474
                                                        ===========

    The accompanying notes are integral part of these financial statements.

                              ENCLAVES GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            The  Enclaves  Group,   Inc.,   ("Enclaves")   (The  "Company")  was
incorporated in the State of Delaware on November 17, 2004. The prime purpose of the Company is to rehabilitate  and manage real estate  projects  throughout the
United  States.  The  Company  currently  has three  projects in progress in the
States of Florida and Texas that it anticipates  completing for occupancy within eighteen  (18) months of commencing  construction.  The Company has also created wholly owned LLCs in the States of Florida and Texas: Enclaves of Eagle Nest LLC
(Florida);  and Enclaves of Live Oak, LLC Enclaves of Spring  Magnolia  LLC, and
Enclaves of Spring Magnolia II LLC (Texas).

ORGANIZATION

            On April 27,  2005,  Alliance  Towers,  Inc.  ("Alliance")  acquired
approximately   100%  of  the   outstanding   common   shares  of  Enclaves  for
2,818,936,770  ( 5,637,874  after Reverse Split of 1 for 500 on August 18, 2005)
shares of Common  Stock of Alliance and  6,000,000  shares of Series A Preferred
Stock which is convertible into 38,621,264,600, (77,242,529 after Reverse Split)
shares of Common Stock.  Immediately after the closing,  the holders of Enclaves
Class  A  Convertible  Preferred  Stock  exchanged  those  shares  for  Class  B
Convertible Stock of Alliance on a share for share basis. These Preferred Shares
(Series B) are also convertible into  38,621,264,600  (77,242,528  after Reverse
Split) shares of Common Stock.  After  conversion of all Preferred  Shares,  the
Enclaves former  shareholders  will own after  conversion of all the outstanding preferred shares  approximately  98% of the Capital Stock of Alliance.  Although
Alliance is the legal survivor in the Merger and remains the Registrant with the
Securities  and  Exchange  Commission,  under  accounting  principles  generally accepted  in the  United  States,  the  Merger  was  accounted  for as a reverse acquisition,  where-by  Enclaves is  considered  the  acquirer  of Alliance  for
Financial reporting purposes as its shareholders controlled more than 50% of the post  transaction  combined  company.  This requires  Alliance to present in all
Financial  Statements and other filings,  after completion of the Merger,  prior historical  information  of Enclaves and requires a retroactive  restatement  of
Enclaves historical  shareholders investment for the equivalent number of shares
of  common  stock  received  in  the  merger.   Accordingly   the   accompanying
consolidated  Financial  Statements  present the results of  operations  for the period from  inception  (November  17,  2004) to April 27, 2005 and reflects the acquisition  of  Alliance  on April  27,  2005  under  the  purchase  method  of accounting  of Enclaves,  subsequent  to April 28, 2005,  the  operations of the
Company reflect the Combined Operations of the Former Alliance and Enclaves.  On
July 8, 2005, the name of the company was changed to Enclaves Group, Inc.

REVERSE STOCK SPLIT

On July 8, 2005, the Board of Directors of the Company voted a 1 for 500 Reverse
Stock Split Effective  August 18, 2005. All references to common stock have been retroactively restated.

BASIS OF PRESENTATION

            The Company  maintains its financial records on the accrual basis of accounting.  It will  record  revenues  when all  goods and  services  have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

            The condensed  statements  included herein have been prepared by the
Company,  without audit, pursuant to the rules and regulations of the Securities
and  Exchange   Commission  (the  "SEC").   Certain   information  and  footnote
disclosures  normally  included in financial  statements  have been condensed or omitted  pursuant to such rules and  regulations,  although the Company believes that  the  disclosures  are  adequate  to make  the  information  presented  not misleading.  These condensed financial  statements should be read in conjunction with the annual audited  financial  statements and the notes thereto included in the Company's Form 10-KSB Annual Report and OTHER REPORTS FILED WITH THE SEC.

            The  accompanying   unaudited   financial   statements  reflect  all
adjustments  of a normal and  recurring  nature,  which are,  in the  opinion of management,  necessary  to present  fairly the  financial  position,  results of operations and cash flows of the Company for the interim periods presented.  The result of operations  for these periods are not  necessarily  comparable  to, or indicative  of, results any other interim period or for the fiscal year taken as whole.

LAND
            The  acquisition  costs of land  parcels is being  capitalized.  Any costs related to the  improvements of the land  acquisitions  and financing cost incurred have been charged to deferred project cost and deferred  financing cost and will be allocated to the land account when improvements have been completed.

DEPOSITS

            The Company is currently in the process of  negotiating  for parcels of land and for  construction  loans in the states of Florida  and Texas and has provided good faith deposit payments totaling $90,000.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that may  affect  the  reported  amounts  of  assets,  liabilities, revenues,  expenses,  and  related  disclosures  at the  date  of the  financial statements  and during the reporting  period.  Actual  results could differ from those estimates.

CASH EQUIVALENTS

            We consider all highly liquid  investments  with a maturity of three months or less, to be cash  equivalents.  At the present time,  the Company does not have any such investments.

CONCENTRATIONS OF CREDIT RISK

            Financial  instruments  that  potentially  subject  the  Company  to concentrations  of credit risk consist  principally of cash and cash equivalents maintained in high quality financial institutions.

DEFERRED INCOME TAXES

The Company has not recorded an asset for deferred  taxes.  The company does not believe that it will generate  income in the  foreseeable  future to utilize the tax benefits  resulting from the net operating  loss carried  forward which will expire in 20 years.

INTEREST COSTS

Interest costs incurred during the periods of acquisition,  construction  and/or rehabilitation of real property are being capitalized.

NOTE 2:  RELATED PARTY TRANSACTIONS

            An  affiliate  of the  Company  has paid on  behalf  of the  Company certain  startup costs and expenses  relating to the projects  being proposed in the  states of  Florida  and  Texas.  Those  costs  and  deposits  incurred  for acquisition,  planning,  and financing of these projects totaling $ 533,702 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting to $ 99,772 were recorded as current expenses of the projects.

            As part of the  agreement  with that  affiliate,  Homes for  America
Holdings, Inc., a Nevada corporation ("HFAH"), the Company has undertaken to pay a 2.5 % finance  placement  fee for the funds  raised from the  Cornell  funding facility  (described  in Note 5). The company paid $90,000  under the  agreement which has been capitalized as Deferred Finance Costs.

NOTE 3:  CASH FLOW

            Non-cash  transactions  amounting to a net of $633,474 were advanced on behalf of the Company as indicated in Note 2 above.

NOTE 4: MORTGAGE PAYABLE

            The Company has a mortgage payable to Orinda Capital Partners,  LLP.
The  principal  amount of the  mortgage  is  $788,750  and is secured by land in
Texas. The mortgage note bears interest at 10% per annum and matures on December
31, 2005. The note may be prepaid at anytime without penalty.

NOTE 5:  LONG TERM DEBT

            The  Company  has  arranged  long term  financing  through a private offering of 5% Convertible  Debentures,  in the amount of $5,500,000.  The first tranche in the amount of  $1,500,000,  was drawn down on December 30, 2004.  The conversion provision allows the lender to convert at any time before payment the
Debenture into Common Stock of the Company at a conversion price per share equal to 100% of the average  closing bid price as quoted by  Bloomberg LP in the five trading days before conversion.

            On January 14, 2005,  the Company drew down on its second tranche in the amount of  $2,000,000,  for use in  acquiring a parcel of land in North Fort
Meyers,  Florida,  the contract  price of which was  $2,000,000.  The parcel was acquired in the name of Enclaves of Eagle Nest LLC (Florida),  which is a wholly owned subsidiary of the Company.

            On May 16, 2005, the Company drew down on the third and last tranche in the amount of  $2,000,000,  as part of an  acquisition  of a building site in
Fort Worth, Texas, the contract price of which was $2,778,750.  The two separate development  phases of the parcel  were  acquired  in the names of  Enclaves  of
Spring Magnolia LLC (Texas) and Enclaves of Spring Magnolia II LLC (Texas), each of which  is a wholly  owned  subsidiary  of the  Company.  Enclaves  of  Spring
Magnolia II LLC accepted seller financing in the amount of $788,750 evidenced by a  promissory  note  bearing  interest at ten percent  (10%) per annum,  due and payable on December  31,  2005.  The loan is secured by a deed of trust  secured against approximately 29 acres of the building site.

            The Company has entered into a Standby Equity Distribution Agreement lending facility  ("SEDA") with Cornell Capital Partners,  LP ("Cornell").  This
Cornell funding facility requires the Company to arrange for its common stock to become registrable under the 1933 Securities Act and available for trading,  and provides  liquidated  damages for failure to complete  the  registration.  For a period of two years after the Company successfully  registers its stock, Cornell has agreed on certain terms, on application by the Company, to advance monies in maximum advance amounts of $1.5 million against common stock of the Company at a discount to its Bloomberg  quoted  price.  This Cornell  funding  facility has a maximum aggregate commitment of $46 million.

            As  part  of  the  SEDA   transaction,   the  Company  obtained  the
above-described  $5.5 million  facility for the convertible  debentures.  At the same time, the Company issued  preferred stock to Cornell.  On May 16, 2005, the
Company  amended and restated the terms of the convertible  debentures,  held by
Cornell Capital Partners, L.P. ($1,781,130) and Montgomery Equity Partners, Ltd.
($3,781,130),  to become  due on  September  15,  2006,  bear new  interest  and redemption  terms,  of 12% payable in 12 equal  installments  of  $463,522  plus interest  until  September 15, 2006 and modify their  conversion,  in connection with an increase in the commitment under the SEDA facility to $46 million.

NOTE 6:  PREFERRED STOCK RIGHTS

            The Class A  Convertible  Preferred  Stock of the  Company  has been issued  effective  December  29,  2004,  to its two (2)  initial  holders in the aggregate amount  outstanding of One Million  (1,000,000)  shares. The preferred stock has a  conversion  feature  allowing  the  holders to elect to convert the preferred  stock to common stock of the Company.  At the time of the conversion, without  regard  to the  number of  outstanding  shares  of  common  stock,  the preferred  stock converts as a class to equal seventy five percent (75%) of the outstanding common stock, effectively diluting all common stockholders to 1/4 of their  previous  holdings.  The preferred  stock is  automatically  converted to common stock without notice or election on the second  anniversary of the common stock  achieving  registration.  On April 27,  2005,  the holders of the Class A
Convertible  Preferred  Stock of the Company  exchanged their shares for Class B
Convertible Preferred Stock (Please Refer to Note - "Reverse Merger.")

NOTE 7:  INCENTIVE PLAN

            The Company has adopted an  incentive  plan  agreeing to issue up to twenty percent (20%) of the preferred stock  outstanding to its founders and key executive officers as follows: 4% each to two founders, Robert A. MacFarlane and
Robert M. Kohn;  4% each to the CEO and COO; 2% to the CMO; and 2% to CFO (1% to the current CFO of an affiliate  providing services and 1% to the Company CFO to be recruited.) No preferred  stock has been issued under the incentive  plan. In addition,  the Company has agreed to pay $50,000  each per annum to its founders for continuing services.  The Company has negotiated  employment agreement terms with its CEO, COO, and CMO for salaries,  benefits,  and other  compensation  it intends to fund from draws on the SEDA, when available.

NOTE 8:   NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

            The Company  does not  anticipate  the  adoption of recently  issued accounting  pronouncements  to have a significant  on the  Company's  results of operation financial positions or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

            This  quarterly  report  on Form  10-QSB  contains  "forward-looking statements"  intended to qualify for the safe harbor from liability  established by the Private Securities  Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might,"
"expect,"  "believe,"  "anticipate,"  "intend,"  "could,"  "would,"  "estimate,"
"continue"  or  "pursue,"  or  the  negative  or  other  variations  thereof  or comparable  terminology.  In particular,  they include  statements  relating to,
among  other  things,   future  actions,   new  projects,   strategies,   future
performance,  the outcome of contingencies  such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

            We caution the reader that forward-looking  statements involve risks and  uncertainties  that cannot be predicted or  quantified  and,  consequently, actual  results may differ  materially  from those  expressed or implied by such forward-looking  statements.  Such risks and uncertainties  include, but are not limited to, the following  factors as well as other factors  described from time to time in our reports filed with the Securities and Exchange Commission:

            o   the effect of economic,  credit and capital market conditions on the economy in general, and on real estate development companies in particular;

            o   construction   factors,   including   delays,   zoning   issues,
                environmental restrictions,  soil and water conditions,  weather and other  hazards,  site  access  matters and  building  permit issues;

            o   the effects of environmental and structural  building conditions relating to our properties;

            o   our  ability  to  complete   acquisitions   and  to  timely  and
                cost-effectively  integrate  into our  operations the properties that we acquire;

            o   access to available and feasible financing;

            o   changes in laws (including increased tax rates),  regulations or accounting standards,  third-party relations and approvals,  and decisions of courts, regulators and governmental bodies;

            o   potential litigation and judicial actions, including legislative action, referenda and taxation;

            o   ability  of  our   customer-tracking,   customer   loyalty   and
                yield-management  programs  to  continue  to  increase  customer loyalty;

            o   our  ability  to recoup  costs of  capital  investments  through higher revenues;

            o   acts of war or terrorist incidents; and

            o   the effects of competition,  including  locations of competitors and operating and market competition.

            Any  forward-looking  statements  are made  pursuant  to the Private
Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.  We  undertake  no  obligation  to  publicly  update  any  forward-looking statements, whether as a result of new information, future events or otherwise.

PLAN OF OPERATION

            We have only been in operation  since November 2004, and have had no revenue to date. We obtained our initial  working capital and assets first, by a contribution  from Homes for America  Holdings,  Inc., our organizing  corporate parent,  of real property  contracts,  site work and due  diligence  reports and plans for the initial two  projects,  and the  exclusive  proprietary  rights to license the Your Home Lease and Own business model, intellectual properties, and certain office personnel and related assets. At the same time we recruited, with the  consent  of Homes for  America  Holdings,  Inc.,  Mark D.  MacFarlane,  the
principal  manager  who  successfully  developed  the Your  Home  Lease  and Own business plan, to serve as an executive officer in the business.

            We obtained  additional  working capital and  acquisition  funds for three (3)  initial  development  sites,  in  Mesquite  Texas,  North Fort Myers,
Florida,  and Fort Worth,  Texas, by issuing $5.5 million in secured convertible debentures to Cornell Capital  Partners,  L.P. and Montgomery  Equity  Partners,
Ltd.  pursuant to a Securities  Purchase  Agreement.  We also  obtained  certain seller  financing in connection  with the second phase of the "Spring  Magnolia"
project that we acquired in May 2005 in Fort Worth, Texas.

            The working  capital has enabled us to recruit our key employees and commence  initial site  development and contract bidding for the two projects to be commenced  first,  each in Texas,  for  presentation  to established  general contractors  for  guaranteed  construction  cost  contracts and to  construction lenders for construction financing sufficient to commence and complete build-out of  those  projects.  It has also  enabled  us to  engage  and  oversee  outside consultants to complete zoning and planning  approvals  required for the Florida project and to solicit and evaluate  proposals for additional  acquisition sites in Texas, Florida, Connecticut, and New York.

            Our  present  plan of growth  requires  identification  of  multiple projects in diverse real estate markets. To assure timely roll out the Your Home
Lease  and  Own  program  on a  national  level,  we  have  entered  into  media distribution  agreements with  ClearVision,  Inc. and other firms to promote our business  plan.  Simultaneously  with the  announcement  of the initial  project
commencements,   we  plan  to  enter  into  purchase  agreements  and  immediate development  plans with  proposals in New York and  Connecticut,  together  with additional  sites  identified  in other  markets  in Texas,  Florida,  and other jurisdictions.

            To proceed with such an ambitious  acquisition  plan and realize the advantage of being first to market with our Your Home Lease and Own program,  we recognize  our  immediate  need for, and will incur costs for,  regional  office management  and  staff,  local  contractors,  professional  representation,  and physical resources including offices and equipment to accompany the direct costs of site acquisition and development and product marketing. While we have working capital for our immediate plans through  October 2005, we must raise  additional funds from one or more sources to continue  operations  thereafter and to embark upon this acquisition plan.

            The number of new  employees  and offices we would  require would be determined by its ability to identify and acquire additional projects, in one or more regions,  and the ability of existing  management and staff to oversee such expansions.  We have a present plan to supplement  regional offices in Texas and
New York with regional offices in Florida in 2005 and Connecticut in 2006.

            In addition  to securing  construction  financing  for the  existing projects we may seek to refinance existing assets,  including without limitation the land site in North Fort Myers,  Florida, and other financing facilities made available from institutional lenders,  together with the net proceeds of leasing and sale of its completed  units as built.  The  principal  source of additional funds however, by which we contemplate  satisfying our cash requirements for the next twelve (12) months,  is likely to be the sale proceeds  obtained from stock sales after requested advances under the Standby Equity  Distribution  Agreement with Cornell Capital Partners, L.P.

SUBSEQUENT EVENT

            On August 18,  2005,  we effected a 1-for-500  reverse  stock split, reducing our outstanding common stock from  43,621,264,600  shares to 87,242,529
and  reduced  our  authorized  common  stock  from  174,485,058,400   shares  to
5,000,000,000.

OFF-BALANCE SHEET ARRANGEMENTS

            None.

ITEM 3.     CONTROLS AND PROCEDURES.

            EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Our principal executive officer and principal financial officer have evaluated  the  effectiveness  of our  disclosure  controls and  procedures  (as defined in Rules  13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of
1934, as amended,  as of the end of the period covered by this report.  Based on such  evaluation,  they have  concluded  that as of such  date,  our  disclosure controls and  procedures  are effective and designed to ensure that  information required  to be  disclosed  by us in  reports  that we file or submit  under the
Securities Exchange Act of 1934, as amended, is recorded, processed,  summarized and reported  within the time periods  specified in  applicable  Securities  and
Exchange Commission rules and forms.

            CHANGES IN INTERNAL CONTROLS

            There were no  significant  changes in our  internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of evaluation by our principal  executive  officer and principal  financial officer.

            INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

            We,  including  our  principal   executive   officer  and  principal
financial officer,  do not expect that our disclosure controls and procedures or our internal  control over financial  reporting will prevent or detect all error and all fraud. A control system,  no matter how well designed and operated,  can provide only  reasonable,  not  absolute,  assurance  that the control  system's objectives  will be met.  The design of a control  system must  reflect the fact that there are  resource  constraints,  and the  benefits  of  controls  must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that  misstatements  due to error or fraud  will not  occur or that all  control issues and  instances  of fraud,  if any,  have been  detected.  These  inherent limitations  include the  realities  that  judgments in  decision-making  can be faulty  and that  breakdowns  can  occur  because  of simple  error or  mistake.
Controls can also be  circumvented  by the individual  acts of some persons,  by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain  assumptions  about the likelihood of future  events,  and there can be no assurance that any design
will  succeed  in  achieving  its  stated  goals  under  all  potential   future
conditions.  Projections of any evaluation of controls  effectiveness  to future periods are subject to risks. Over time,  controls may become inadequate because of changes in  conditions  or  deterioration  in the degree of  compliance  with policies or procedures.

                                     PART II
                                OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number       Exhibit
--------------       -------
31.1                 Certification  by Chief Executive  Officer pursuant to Rule
                     13A-14(a) or 15D-14(a)  of the  Securities  Exchange Act of
                     1934,   as  adopted   pursuant   to  Section   302  of  the
                     Sarbanes-Oxley Act of 2002.

Exhibit Number       Exhibit
--------------       -------
31.2                 Certification  by Chief Financial  Officer pursuant to Rule
                     13A-14(a) or 15D-14(a)  of the  Securities  Exchange Act of
                     1934,   as  adopted   pursuant   to  Section   302  of  the
                     Sarbanes-Oxley Act of 2002.
32.1                 Certification  by Chief  Executive  Officer  pursuant to 18
                     U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                 Certification  by Chief  Financial  Officer  pursuant to 18
                     U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2005                      Enclaves Group, Inc.
                                         ------------------------------------
                                                (Registrant)

                                             /s/ Daniel G. Hayes
                                         ------------------------------------
                                                 Daniel G. Hayes
                                         Chief Executive Office and President

                                             /s/ Mark D. MacFarlane
Date: September 21, 2005                 ------------------------------------
                                                 Mark D. MacFarlane
                                              Chief Operating Officer and
                                             acting Chief Financial Officer
                                             (Principal Accounting Officer)

