Form 10QSB
period 2005-09-30
ENCLAVES GROUP INC
filed 2005-11-21
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2005

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 000-29689

                              Enclaves Group, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                      20-1951556
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        2550 East Trinity Mills Road, Suite 122, Carrollton, Texas 75006
                    (Address of Principal Executive Offices)

                                 (972) 416-9304
                (Issuer's Telephone Number, Including Area Code)

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

     State the number of shares  outstanding of each of the issuer's  classes of common  equity,  as of the latest  practicable  date:  As of November  15, 2005,
87,242,533  shares of common stock  ($0.001 per share par value) were issued and outstanding.

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              ENCLAVES GROUP, INC.

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
         as of September 30, 2005 .............................................2

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2005 and from inception (November 17, 2004) to September 30, 2005 .................3

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2005 and from inception
         (November 17, 2004) to September 30, 2005.............................4

         Notes to Condensed Consolidated Financial Statements -

PART II. OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                      September 30, 2005 (Unaudited)
ASSETS
     CURRENT ASSETS
         Cash                                                                                $   167,059
         Escrow Accounts                                                                          91,154
         Deposits and other current assets                                                        34,590
                                                                                             -----------

         Total Current Assets                                                                    292,803

         Land                                                                                  4,292,362
         Deferred Project Costs                                                                1,524,928
         Deferred Financing Costs, net of accumulated amortization of $257,425                   553,462
         Computer Equipment, net                                                                  15,050
         Website Construction in Progress                                                         45,716
                                                                                             -----------

                  Total Assets                                                               $ 6,724,321
                                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
     CURRENT LIABILITIES
         Current Maturities of Long-Term Debt                                                $ 4,452,945
         Mortgage Payable                                                                        788,750
         Due to Stockholder                                                                       56,890
         Accounts Payable                                                                        190,108
         Accrued Interest                                                                        287,694
                                                                                             -----------
                  Total Current Liabilities                                                    5,776,387

     LONG-TERM DEBT
         Convertible Debentures                                                                1,484,315
                                                                                             -----------

                  Total Liabilities                                                            7,260,702
                                                                                             -----------

STOCKHOLDERS' DEFICIT
     Preferred Stock - 10,000,000 Authorized Shares
          Series A Convertible Preferred - $.001 Par Value
          1,000,000 Shares Issued and Outstanding                                            $     1,000
     Common Stock - 5,000,000,000 Authorized Shares - $.001 Par Value
          87,242,533 Shares Issued & Outstanding                                                  87,242
     Additional Paid in Capital                                                                  (27,246)
          Deficit Accumulated During the Development Stage                                      (597,377)
                                                                                             -----------
                Total Stockholders' Deficit                                                  $  (536,381)
                                                                                             -----------

                Total Liabilities and Stockholders' Deficit                                  $ 6,724,321
                                                                                             ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ENCLAVES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months  Nine Months     From Inception
                              Ended         Ended           (November 17, 2004)
                              September 30, September 30,   to September 30,
                              2005          2005            2005
                              ----          ----            ----

General, Administrative
   and Selling Expenses       $  273,932    $  494,287      $  597,377
                              ----------    ----------      ----------

Net Loss                      $ (273,932)   $ (494,287)     $ (597,377)
                              ==========    ==========      ==========

Basic and diluted
loss per share                $   (0.003)   $   (0.009)
                              ==========    ==========

Weighted average common
   shares outstanding         87,242,533    52,269,107
                              ==========    ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                Nine Months            From Inception
                                                                  Ended,             (November 17, 2004)
                                                             September 30, 2005     to September 30, 2005
                                                             ------------------     ---------------------
Cash flows from operating activities
     Net Loss                                                    $  (494,287)            $  (597,377)
     Adjustments to reconcile net loss
      to net cash flows used in operating activities
          Depreciation                                                 4,225                   4,225
         Increase in Accounts Payable                                134,976                 134,976
         Increase in Accrued Interest                                287,694                 287,694
         Expenditures funded by stockholder                             --                   103,090
                                                                 -----------             -----------
                  Net cash used in operating activities              (67,392)                (67,392)
                                                                 -----------             -----------

Cash flows from investing activities
         Purchase of land                                        $(3,078,912)            $(3,503,612)
         Purchase of computer equipment                              (19,275)                (19,275)
         Payment of deferred project costs                          (928,000)               (928,000)
         Payment for website construction                            (45,716)                (45,716)
         Deposits and other current assets                           125,410                 155,410
         Payment of escrow fees                                      (50,000)                (91,154)
                                                                 -----------             -----------

                  Net cash used in investing activities           (3,996,493)             (4,432,347)
                                                                 -----------             -----------

Cash flows from financing activities
         Proceeds from issuance of convertible debt                4,062,260               5,562,260
         Proceeds from stockholder loan                                 --                    25,297
         Payment of merger costs                                    (109,872)               (109,872)
         Payment of deferred financing costs                        (540,887)               (810,887)
                                                                 -----------             -----------

                  Net cash provided by financing activities        3,411,501               4,666,798
                                                                 -----------             -----------

Net increase (decrease) in cash                                     (652,384)                167,059
Cash, beginning of period                                            819,443                    --
                                                                 -----------             -----------
Cash, end of period                                              $   167,059             $   167,059
                                                                 -----------             -----------

Noncash investing and financing activities
         Deposits paid by stockholder                            $      --               $   190,000
         Payment of deferred project costs by stockholder               --                   339,503
         Payment of general, administrative, and selling
          expenses by stockholder                                       --                   103,090
         1,000,000 shares of preferred stock issued
          in partial settlement of loan by stockholder                  --                    (1,000)
         10,000 shares of common stock issued
         in partial settlement of loan by stockholder                   --                  (600,000)
         Balance of purchase price of land
          acquired with seller financing                             788,750                 788,750
         Capitalization of amortized deferred financing
          costs as deferred development costs                        257,425                 257,425

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ENCLAVES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 1:  GENERAL INFORMATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

         Enclaves Group, Inc. ("Enclaves" or the "Company") (a development stage company) was  incorporated  in the State of Delaware on November  17, 2004.  The
primary  purpose of the Company is to develop  and manage  real estate  projects throughout  the United  States.  The  Company  currently  has three  projects in progress in the States of Florida and Texas that it  anticipates  completing for occupancy  within eighteen (18) months of commencing  construction.  The Company has also  created  wholly  owned  limited  liability  companies in the States of
Florida and Texas:  Enclaves of Eagle Nest LLC  (Florida);  and Enclaves of Live
Oak LLC, Enclaves of Spring Magnolia LLC, and Enclaves of Spring Magnolia II LLC
(Texas).

ORGANIZATION

         On  April  27,  2005,  Alliance  Towers,  Inc.   ("Alliance")  acquired
approximately   100%  of  the   outstanding   common   shares  of  Enclaves  for
2,818,936,770  (5,637,874  after  Reverse Split of 1 for 500 on August 18, 2005)
shares of Common  Stock of Alliance and  6,000,000  shares of Series A Preferred
Stock which were converted into 38,621,264,600  (77,242,533 after Reverse Split)
shares of Common  Stock on July 8, 2005.  After that  conversion,  the  Enclaves former  shareholders,  owned approximately 98% of the Capital Stock of Alliance.
Immediately after the closing, the sole holder of Enclaves Common Stock received
Series A Convertible  Preferred  Shares because  Alliance then had  insufficient authorized  shares to complete the  acquisition  as  negotiated.  The holders of
Enclaves Series A Convertible  Preferred Stock exchanged those shares for Series
B  Convertible  Stock of Alliance on a share for share basis.  Subsequent to the exchange as part of the Merger these Series B Convertible  Preferred Shares were exchanged for Series A Convertible  Preferred  Stock.  Although  Alliance is the
legal survivor in the Merger and remains the Registrant  with the Securities and
Exchange  Commission,  under  accounting  principles  generally  accepted in the
United States,  the Merger was accounted for as a reverse  acquisition,  whereby
Enclaves is considered the acquirer of Alliance for financial reporting purposes as its shareholders  controlled more than 50% of the post  transaction  combined company. This requires Alliance to present in all Financial Statements and other filings,  after  completion  of the  Merger,  prior  historical  information  of
Enclaves  and  requires  a  retroactive   restatement  of  Enclaves   historical
shareholders'  investment  for the  equivalent  number of shares of common stock received in the Merger.  Accordingly  the  accompanying  condensed  consolidated
Financial  Statements  present the results of  operations of the Company and its three wholly owned  subsidiaries for the period from inception November 17, 2004 to April 27, 2005 and  reflects  the  acquisition  of Alliance on April 27, 2005 under the purchase  method of  accounting  by Enclaves.  Subsequent to April 27,
2005,  the  operations  of the Company  reflect the Combined  Operations  of the
Former  Alliance  and  Enclaves.  On July 8, 2005,  the name of the  company was changed to Enclaves Group, Inc.

REVERSE STOCK SPLIT

         On July 8, 2005,  the Board of  Directors of the Company and a majority of the  stockholders  voted a 1 for 500 Reverse Stock Split effective August 18,
2005. All references to common stock have been retroactively restated.

BASIS OF PRESENTATION AND GOING CONCERN - DEVELOPMENT STAGE COMPANY

         The  Company  has not earned any  revenues  to date.  Accordingly,  the
Company's  activities  have been accounted for as those of a "Development  Stage
Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7
("SFAS 7").  Among the  disclosures  required  by SFAS 7 are that the  Company's financial  statements be identified as those of a development stage company, and that the statements of operation and cash flows disclose activity since the date of the Company's inception.

         The Company  maintains  its  financial  records on the accrual basis of accounting.  It will  record  revenues  when all  goods and  services  have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

         The unaudited  condensed  consolidated  financial  statements  included herein have been prepared by the Company,  pursuant to the rules and regulations of the Securities and Exchange  Commission (the "SEC").  Certain information and footnote  disclosures  normally  included  in  financial  statements  have  been condensed  or omitted  pursuant  to such  rules and  regulations,  although  the
Company  believes  that the  disclosures  are  adequate to make the  information presented not misleading.

         The accompanying  unaudited condensed consolidated financial statements reflect all  adjustments  of a normal and  recurring  nature,  which are, in the opinion of  management,  necessary  to present  fairly the  financial  position, results of  operations,  and cash flows of the Company  for the interim  periods presented.  The  result of  operations  for these  periods  are not  necessarily comparable  to, or indicative  of,  results any other interim  period or for the fiscal year taken as whole.

         The Company's condensed  consolidated financial statements are prepared using accounting  principles  generally accepted in the United States of America applicable to a going concern which  contemplates  the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet  established an ongoing source of revenue  sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue  as a going  concern is  dependent  on the Company  obtaining  adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise  substantial  doubt about the  Company's  ability to continue as a going concern.

         In order to continue as a going concern,  develop a reliable  source of revenue,  and achieve a profitable  level of  operations  the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern  include raising  additional  capital through the issuance of debt or equity  securities  provided  the  Company  gets its  equity  securities registered  under the  Securities  Exchange Act of 1934.  Although  there are no assurances that management's  plans will be realized,  management  believes that the Company will be able to continue operations in the future.

         The accompanying  condensed  consolidated  financial  statements do not include any adjustments that might be necessary in the event the Company can not continue existence.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

         The accompanying  Unaudited Condensed Consolidated Financial Statements
include the accounts of the Company and all  subsidiaries  after  elimination of intercompany accounts and transactions.

REVENUE AND EXPENSE RECOGNITION

         The Company  maintains  its  financial  records on the accrual basis of accounting.  It will  record  revenues  when all  goods and  services  have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

LAND

         The acquisition costs of land parcels are being capitalized.  Any costs related to the improvements of the land acquisitions and financing cost incurred have been charged to deferred project cost and deferred  financing cost and will be allocated to the land account when improvements have been completed.

DEPOSITS

         The Company is currently in the process of  negotiating  for parcels of land and for construction  loans in the State of North Carolina and has provided a good faith deposit payment in the amount of $ 25,000.

DEFERRED PROJECT COSTS

         Deferred  project  costs are stated at cost.  The  Company  capitalizes certain costs related to the  acquisition,  development and construction of real
estate  projects.   These  capitalized  costs  are  periodically   reviewed  for
impairment.

DEFERRED FINANCING COSTS

         Deferred financing costs are amortized on the straight-line method over the term of the related debt.

WEBSITE DEVELOPMENT COSTS

         Costs associated with developing a website are recognized in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position No. 98-1,  "Accounting for the Costs of Computer Software  Developed or
Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred. No amortization was provided for the nine months ended
September 30, 2005.

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

CASH AND CASH EQUIVALENTS

         We  consider  all highly  liquid  investments  with a maturity of three months or less, when purchased, to be cash equivalents. At the present time, the
Company does not have any such investments.

CONCENTRATIONS OF CREDIT RISK

         Financial   instruments  that   potentially   subject  the  Company  to
concentrations  of credit risk consist  principally  of cash  maintained in high quality financial institutions.

DEFERRED INCOME TAXES

         The Company  accounts for income taxes in accordance  with Statement of
Financial  Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes",
determining deferred tax assets and liabilities using the liability method.

         Deferred income taxes arise from net operating loss  carryforwards  and differences  between  financial  reporting  and  income  tax bases of assets and
liabilities,   using  enacted  income  tax  rates.   Valuation   allowances  are
established until realization is assured.

INTEREST COSTS

         Interest   costs   incurred   during  the   periods   of   acquisition,
construction, and/or rehabilitation of real property are being capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company  periodically  reviews  the  carrying  value of  long-lived assets in relation to historical  results, as well as management's best estimate of future trends,  events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then  estimate  the future cash flows  generated by such assets
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial  Accounting Standards No. 107, "Disclosure About
Fair Value of Financial Instruments",  as amended,  requires certain entities to disclose  the fair  value of  specified  financial  instruments  for which it is practicable to estimate that value. The Company's financial  instruments include
cash,  accounts  payable,   convertible  debentures  and  an  amount  due  to  a
stockholder.  The carrying amount of the financial instruments approximates fair value.  The Company is not currently  exposed to any significant  credit risk or currency risk.

LOSS PER COMMON SHARE

         We compute basic loss per share by dividing loss to common stockholders by the  weighted-average  common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential  dilution of earnings that could occur if  securities  or contracts  to issue common stock were  exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the earnings of the entity.  Since the effect of any outstanding  options and warrants is anti-dilutive  with respect to losses,  they have been excluded from our  computation of loss per common share.  Therefore,  basic and diluted losses per common share for the three and nine months ended September 30, 2005 were the same.

RECLASSIFICATION

         Certain  reclassifications  of prior  period  amounts have been made to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued
Interpretation  No. 47 ("FIN 47"),  "Accounting for Conditional Asset Retirement
Obligations".  FIN 47  clarifies  that an entity must  record a liability  for a
"conditional"  asset  retirement  obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after  December 15, 2005.  The Company has not determined what effect,  if any, FIN 47 will have on its  financial  position or results of operations.

         In  May  2005,  the  FASB  issued  Statement  of  Financial  Accounting
Standards  ("SFAS")  No. 154 ("SFAS No.  154"),  "Accounting  Changes  and Error
Corrections."  SFAS No. 154 requires  restatement  of prior  periods'  financial statements for changes in accounting  principle,  unless it is  impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  Also, SFAS No. 154 requires that retrospective  application of a change in accounting principle be limited to the direct effects of the change. SFAS No.
154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however,  the Statement does not change the transition provisions of any existing accounting  pronouncements.  We do not believe  adoption  of FAS 154 will have a  material  effect on our  consolidated financial position, results of operations or cash flows.

         In October 2005, the FASB  announced  that FASB Staff Position  ("FSP")
No.  13-1 ("FSP No.  13-1"),  "Accounting  for Rental  Costs  Incurred  during a
Construction  Period,"  is  effective  for  reporting  periods  beginning  after
December 15, 2005. This Position concludes that rental costs incurred during and after a  construction  period are for the right to  control  the use of a leased asset  during and after  construction  of a lessee  asset,  and that there is no distinction  between  the right to use a leased  asset  during the  construction period  and the right to use that  asset  after the  construction  period.  This
Position requires that rental costs associated with ground or building operating leases that are incurred  during a  construction  period be recognized as rental expense,  included in income  from  continuing  operations.  The Company has not determined  what  effect,  if any the  adoption of FSP No. 13-1 will have on its financial position or results of operations or cash flows.

         On July 14,  2005,  FASB issued its  Exposure  Draft,  "Accounting  for
Uncertain Tax Positions",  which is a proposed  interpretation to FASB Statement
No. 109,  "Accounting  for Income  Taxes." This  proposed  interpretation  would require an  enterprise  to  recognize,  in its  financial  statements,  the best estimate of the impact of a tax  position.  In  evaluating  whether the probable recognition  threshold has been met, this proposed  interpretation would require the  presumption  that the tax  position  will be  evaluated  during an audit by taxing  authorities.  The term probable is used in this proposed  interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies",  to
mean "the future event or events are likely to occur."  Individual tax positions that fail to meet the probable  recognition  threshold will generally  result in either (a) a reduction  in the  deferred  tax asset or an increase in a deferred tax  liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund  receivable.  The impact may also include both
(a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a
change  in   accounting   principle.   The  comment   period  for  the  proposed
interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

NOTE 3:  COMPUTER EQUIPMENT

         Computer  equipment is  depreciated  over its estimated  useful life of three years. At September 30, 2005 computer equipment consists of:

              Computer equipment               $  19,275
              Accumulated Depreciation             4,225
                                               ----------
                                               $  15,050
                                               =========

Depreciation  expense was $4,225 for the three months ended,  nine months ended, and from inception (November 17, 2004) to September 30, 2005.

NOTE 4:  MORTGAGE PAYABLE

         The Company has a mortgage payable to Orinda Capital Partners, LLP, the seller in the Fort Worth,  Texas, land transaction.  The principal amount of the mortgage is $788,750 and is secured by land in Texas.  The  mortgage  note bears interest  at 10% per annum and  matures on December  31,  2005.  The note may be prepaid at anytime without penalty.

NOTE 5:  CONVERTIBLE DEBENTURES

         The Company has arranged long term financing through a private offering of Convertible Debentures,  in the original principal amount of $ 5,500,000. The first tranche in the amount of $ 1,500,000, was drawn down on December 28, 2004, and applied in part to the acquisition of the Mesquite (Texas) land parcel.  The parcel was acquired in the name of Enclaves of Live Oak LLC (Texas),  which is a wholly owned subsidiary of the Company.

         On January 13, 2005, the Company drew down on its second tranche in the amount of $  2,000,000,  for use in  acquiring  a parcel  of land in North  Fort
Meyers,  Florida,  the contract  price of which was $ 2,000,000.  The parcel was acquired in the name of Enclaves of Eagle Nest LLC (Florida),  which is a wholly owned subsidiary of the Company.

         On May 13, 2005, the Company drew down on the third and last tranche in the amount of $ 2,000,000,  as part of an acquisition of a building site in Fort
Worth,  Texas,  the contract  price of which was $  1,778,750.  The two separate development  phases of the parcel  were  acquired  in the names of  Enclaves  of
Spring Magnolia LLC (Texas) and Enclaves of Spring Magnolia II LLC (Texas), each of which  is a wholly  owned  subsidiary  of the  Company.  Enclaves  of  Spring
Magnolia II LLC accepted seller financing in the amount of $788,750 evidenced by a  promissory  note  bearing  interest at ten percent  (10%) per annum,  due and payable on December  31,  2005.  The loan is secured by a deed of trust  secured against approximately 29 acres of the building site. (See Note 4).

         The Company has entered into a Standby  Equity  Distribution  Agreement lending facility ("SEDA") with Cornell Capital Partners, LP ("Cornell").  At the same time, the Company issued  preferred stock to Cornell.  This Cornell funding facility  requires  the  Company  to  arrange  for its  common  stock to  become registrable  under  the 1933  Securities  Act and  available  for  trading,  and provides liquidated damages for failure to complete the registration by December
9, 2005. For a period of two years after the Company successfully  registers its stock,  Cornell has agreed on certain terms,  on application by the Company,  to advance monies in maximum  advance amounts of $ 1.5 million against common stock of the  Company at 97% of its  Bloomburg  quoted  price.  This  Cornell  funding facility has a maximum aggregate commitment of $ 46 million.

         As part of the merger with Alliance  Towers,  Inc., the Company assumed the obligations under two convertible debentures, one issued on May 25, 2004 for
$  250,000  and one  issued  on July 21,  2004 for $  125,000,  both held now by
Montgomery Equity Partners, Ltd.

         As part of the  amended  SEDA  transaction,  the Company  obtained  the above-described  $ 5.5 million  facility for the convertible  debentures and the two convertible  debentures  assumed as part of the merger with Alliance Towers,
Inc. On November 9, 2005,  the  Company  amended and  restated  the terms of the convertible  debentures,  held by Cornell Capital Partners,  L.P. ($ 1,991,217),
Montgomery Equity Partners, Ltd. ($ 2,579,925) and HighGate House Funds, Ltd. ($
1,938,246),  to become due on January 15, 2007, bear new interest and redemption terms, of 12% payable in 12 equal  installments of $ 542,449 plus interest until
January  15, 2007 and modify  their  conversion  terms,  in  connection  with an increase in the commitment under the SEDA facility to $ 46 million. See Note 8.

         The  conversion  provision  allows  the  lender to  convert at any time before  payment the  Debenture  into Common Stock of the Company at a conversion price  per share  equal to 100% of the  average  closing  bid price as quoted by
Bloomberg  LP in the  five  trading  days  before  filing  of  the  registration statement described above.

         These  debentures are secured by all assets and property of the Company and are  guaranteed by Homes for America  Holdings,  Inc., a Nevada  corporation
("HFAH"), a principal stockholder of the Company.

NOTE 6:  INCENTIVE PLAN

         The Company  plans to adopt an incentive  plan  agreeing to issue up to twenty percent (20%) of the preferred stock outstanding to its founders and key executive  officers as follows:  4 % each to two founders,  Robert A. MacFarlane and Robert M. Kohn;  4 % each to the CEO and COO; 2 % to the CMO; and 2 % to CFO
(1 % to  the  current  CFO of an  affiliate  providing  services  and 1 % to the
Company CFO to be  recruited.)  No  preferred  stock has been  issued  under the incentive  plan.  In  addition,  the Company has agreed to pay $ 50,000 each per annum to its  founders  for  continuing  services.  The Company  has  negotiated employment  agreement  terms with its CEO, COO, and CMO for salaries,  benefits, and  other  compensation  it  intends  to fund  from  draws  on the  SEDA,  when available.

NOTE 7:  RELATED PARTY TRANSACTIONS

         A stockholder  of the Company,  HFAH, has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the  states of  Florida  and  Texas.  Those  costs  and  deposits  incurred  for acquisition,  planning,  and financing of these projects totaling $ 529,503 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting to $ 103,090 were recorded as current  expenses of the projects.  HFAH has also advanced the Company $ 25,297 since inception.

         As part of the agreement with HFAH, the Company has agreed to pay a 2.5
% finance  placement fee for the funds raised from the Cornell funding  facility
(described  in Note  5).  The  Company  paid  approximately  $90,000  under  the agreement which has been capitalized as Deferred Finance Costs.

         The  Company  engaged   Girasole   International,   Inc.,  a  New  York
corporation  ("Girasole"),  a related  party,  as a third  party  consultant  to oversee marketing and product development. The Company's Chief Marketing Officer and Assistant  Secretary,  Emilia Nuccio  founded  Girasole in 2001.  During the three months ended, nine months ended, and from inception to September 30, 2005, fees for  consulting  services  provided  to the  Company  by  Girasole  totaled approximately $19,000, $37,000, and $134,000, respectively.

NOTE 8:  SUBSEQUENT EVENTS

DRUMMOND VILLAGE PROJECT.

         On October 21,  2005,  we entered  into an  Amendment  to a Real Estate
Purchase and Sale  Agreement (the  "Amendment")  with Pilot  Developers,  LLC, a
North Carolina limited liability company,  originally  effective August 22, 2005
(the "Agreement"). Under the Agreement, we had agreed to acquire certain parcels of land containing  approximately one hundred fifty three (153) acres located in the City of Salisbury, Rowan County, North Carolina, commonly known as "Drummond
Village," for a purchase price of five million dollars ($5,000,000),  subject to the opportunity to review said property during a feasibility period.

         The  parties  subsequently  entered  into  the  Amendment,  as they had allowed  the  Agreement  to  terminate  at the end of the  original  feasibility period. Under the Amendment,  we (i) reinstated the Agreement,  (ii) reduced the property  size to 75.6 acres,  (iii)  reduced the purchase  price to two million five hundred thousand dollars ($2,500,000),  (iv) reserved the option during the five (5) year period  after the first  settlement  to acquire on fixed terms the balance of the one hundred  fifty-three  (153) acres,  and (v) further  extended both the feasibility  review period to thirty days (30) after the effective date of the Amendment, and the closing date to January 10, 2006.

GRAND OAKS PROJECT.

         On October 24, 2005,  we entered  into a Purchase  and Sale  Agreement, with Grand Oaks  Development,  LLC, a North Carolina limited  liability  company
(the  "Seller").  Under the  Purchase and Sale  Agreement,  we agreed to acquire certain parcels of land containing  approximately  two hundred seventy seven and
27/100  (277.27) acres located in Lexington  County,  South  Carolina,  commonly known as  "Grand  Oaks",  for a  purchase  price of seven  million  one  hundred thousand  dollars  ($7,100,000),  subject  to the  opportunity  to  review  said property during a feasibility period.

INVESTOR RELATIONS SERVICES.

         On November 7, 2005,  we entered into an Agreement for the provision of
"Investor  Relations"  services  (the "IR  Agreement")  by  Lippert/Heilshorn  &
Associates,  Inc.  ("LHA")  to  provide  us with a  custom-designed,  team-based investor  relations  program.  Under the IR Agreement  LHA would  review  and/or create the investment case and business plan presentation,  press releases,  and collateral  materials we would use in an investor  outreach  program,  targeting audiences in the investment  community to define our market opportunity,  inform them of our YOUR HOMESM  Lease and Own Program,  build  market  awareness of our securities, and support the proper valuation of our growth strategy.

         The services  under the IR Agreement  commence on December 1, 2005, and continue for a 90-day period of initial due diligence  preparation followed by a
9 month period of implementation; provided that we may delay the commencement as late as February 1, 2006,  and may  terminate  the services with 30 days advance notice after the initial 90 day period.  We will pay LHA a base  compensation of
Fourteen Thousand Dollars ($14,000) each month during the term together with the reimbursement of direct out-of-pocket expenses.

         In addition,  in consideration of this negotiated base amount,  we will further  compensate  LHA with warrants to acquire our common stock in the amount of 45,000  warrants  each month,  with the  warrants  during the initial  90-day period having an exercise  price of $0.40 per share and the warrants  during the remaining  term having an exercise  price of $0.65 per share.  We have agreed to use our best efforts to register the common stock  underlying the warrants.  The warrants  (a) may be exercised  as a net  exercise  exchanging  the warrants for stock shares equal to number of shares assuming  immediate sale of shares at the market price to fund the exercise price, (b) will have anti-dilution provisions,
(c) must be exercised not later than the third anniversary of issuance,  and (d)
will be limited on  exercise in the twelve (12)  months  after  commencement  of services to not more than fifty  thousand  (50,000)  warrants in any thirty (30)
day period, with no limitations thereafter.

WOODWORTH AVENUE PROJECT.

         On November 7, 2005,  we entered  into a Purchase  and Sale  Agreement, with 10 Lamartine  LLC, a New York  limited  liability  company (the  "Seller").
Under the Purchase and Sale  Agreement,  we agreed to acquire certain parcels of land  containing  approximately  one  and  two-tenths  (1.2)  acres  located  on

Woodworth  Avenue in the City of Yonkers,  Westchester  County,  New York, for a
purchase price of two million dollars  ($2,000,000),  subject to the opportunity to review said property during a feasibility period.

MEDIA AGREEMENTS.

      The Company has also entered into  agreements  with Global Media Fund, LLC for media  advertising  and  Clearvision,  Inc. for strategic  planning,  public relations and marketing consulting, the payment for which will be made in common stock of the Company.

CONVERTIBLE DEBENTURES.

         On November 9, 2005,  the parties who hold the  convertible  debentures and the Company  agreed to extend the due date of the  debentures  until January
15, 2007,  modifying  certain  terms  relating to the sale  proceeds of the SEDA transaction  described above and limiting the rights of the debenture holders to convert the  debentures  during a pricing  period  under the SEDA  facility.  In addition,  the Company obtained a new deadline of December 9, 2005, for the date it is required to file a Registration  Statement for Common Stock under the SEDA facility. (See Note 5).

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

PLAN OF OPERATION

         The  Company  has not earned any  revenues  to date.  Accordingly,  the
Company's  activities  have been accounted for as those of a "Development  Stage
Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7
("SFAS 7").  Among the  disclosures  required  by SFAS 7 are that the  Company's financial  statements be identified as those of a development stage company, and that the statements of operation and cash flows disclose activity since the date of the Company's inception.

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

         We obtained  additional working capital and acquisition funds for three
(3) initial development sites, in Mesquite Texas, North Fort Myers, Florida, and
Fort Worth, Texas, by issuing $5.5 million in secured convertible  debentures to
Cornell Capital Partners,  L.P.,  Montgomery Equity Partners,  Ltd. and Highgate
House Fund Ltd. pursuant to a Securities  Purchase  Agreement.  We also obtained certain  seller  financing  in  connection  with the second phase of the "Spring
Magnolia" project that we acquired in May 2005 in Fort Worth, Texas.

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

         To proceed  with such an  ambitious  acquisition  plan and  realize the advantage of being first to market with our Your Home Lease and Own program,  we recognize  our  immediate  need for, and will incur costs for,  regional  office management  and  staff,  local  contractors,  professional  representation,  and physical resources including offices and equipment to accompany the direct costs of site acquisition and development and product marketing. While we have working capital for our immediate plans through  January 2006, we must raise  additional funds from one or more sources to continue  operations  thereafter and to embark upon this acquisition plan.

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

         In  addition  to  securing  construction  financing  for  the  existing projects we may seek to refinance existing assets,  including without limitation the land site in North Fort Myers,  Florida, and other financing facilities made available from institutional lenders,  together with the net proceeds of leasing and sale of its completed  units as built.  The  principal  source of additional funds however, by which we contemplate  satisfying our cash requirements for the next twelve (12) months,  is likely to be the sale proceeds  obtained from stock sales after requested advances under the Standby Equity  Distribution  Agreement we entered into with Cornell Capital Partners, LP on December 28, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial  statements,  including those accounting  policies and methods used by the Company  which  require  subjective judgments  and  are  considered  very  important  to  the  understanding  of the
Company's financial condition.

REVENUE AND EXPENSE RECOGNITION

         The Company  maintains  its  financial  records on the accrual basis of accounting.  It will  record  revenues  when all  goods and  services  have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

LAND

         The acquisition costs of land parcels are being capitalized.  Any costs related to the improvements of the land acquisitions and financing cost incurred have been charged to deferred project cost and deferred  financing cost and will be allocated to the land account when improvements have been completed.

DEFERRED PROJECT COSTS

         Deferred  project  costs are stated at cost.  The  Company  capitalizes certain costs related to the  acquisition,  development and construction of real
estate  projects.   These  capitalized  costs  are  periodically   reviewed  for
impairment.

DEFERRED FINANCING COSTS

         Deferred financing costs are amortized on the straight-line method over the term of the related debt.

WEBSITE DEVELOPMENT COSTS

         Costs associated with developing a website are recognized in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position No. 98-1,  "Accounting for the Costs of Computer Software  Developed or
Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred. No amortization was provided for the nine months ended
September 30, 2005.

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

INTEREST COSTS

         Interest   costs   incurred   during  the   periods   of   acquisition,
construction, and/or rehabilitation of real property are being capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company  periodically  reviews  the  carrying  value of  long-lived assets in relation to historical  results, as well as management's best estimate of future trends,  events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, the Company will then  estimate  the future cash flows  generated by such assets
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

LOSS PER COMMON SHARE

         We compute basic loss per share by dividing loss to common stockholders by the  weighted-average  common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential  dilution of earnings that could occur if  securities  or contracts  to issue common stock were  exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the  earnings  of the  entity.  Since the effect of  outstanding  options and warrants is anti-dilutive  with respect to losses,  they have been excluded from our  computation of loss per common share.  Therefore,  basic and diluted losses per common share for the three and nine months ended September 30, 2005 were the same.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued
Interpretation  No. 47 ("FIN 47"),  "Accounting for Conditional Asset Retirement
Obligations".  FIN 47  clarifies  that an entity must  record a liability  for a
"conditional"  asset  retirement  obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after  December 15, 2005.  The Company has not determined what effect,  if any, FIN 47 will have on its  financial  position or results of operations.

         In  May  2005,  the  FASB  issued  Statement  of  Financial  Accounting
Standards  ("SFAS")  No. 154 ("SFAS No.  154"),  "Accounting  Changes  and Error
Corrections."  SFAS No. 154 requires  restatement  of prior  periods'  financial statements for changes in accounting  principle,  unless it is  impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  Also, SFAS No. 154 requires that retrospective  application of a change in accounting principle be limited to the direct effects of the change. SFAS No.
154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however,  the Statement does not change the transition provisions of any existing accounting  pronouncements.  We do not believe  adoption  of FAS 154 will have a  material  effect on our  consolidated financial position, results of operations or cash flows.

         In October 2005, the FASB  announced  that FASB Staff Position  ("FSP")
No.  13-1 ("FSP No.  13-1"),  "Accounting  for Rental  Costs  Incurred  during a
Construction  Period,"  is  effective  for  reporting  periods  beginning  after
December 15, 2005. This Position concludes that rental costs incurred during and after a  construction  period are for the right to  control  the use of a leased asset  during and after  construction  of a lessee  asset,  and that there is no distinction  between  the right to use a leased  asset  during the  construction period  and the right to use that  asset  after the  construction  period.  This
Position requires that rental costs associated with ground or building operating leases that are incurred  during a  construction  period be recognized as rental expense,  included in income  from  continuing  operations.  The Company has not determined  what  effect,  if any the  adoption of FSP No. 13-1 will have on its financial position or results of operations or cash flows.

         On July 14,  2005,  FASB issued its  Exposure  Draft,  "Accounting  for
Uncertain Tax Positions",  which is a proposed  interpretation to FASB Statement
No. 109,  "Accounting  for Income  Taxes." This  proposed  interpretation  would require an  enterprise  to  recognize,  in its  financial  statements,  the best estimate of the impact of a tax  position.  In  evaluating  whether the probable recognition  threshold has been met, this proposed  interpretation would require the  presumption  that the tax  position  will be  evaluated  during an audit by taxing  authorities.  The term probable is used in this proposed  interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies",  to
mean "the future event or events are likely to occur."  Individual tax positions that fail to meet the probable  recognition  threshold will generally  result in either (a) a reduction  in the  deferred  tax asset or an increase in a deferred tax  liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund  receivable.  The impact may also include both
(a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a
change  in   accounting   principle.   The  comment   period  for  the  proposed
interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 8, 2005, our stockholders, by majority written consent, in lieu of a meeting,  voted to approve an amendment to our Certificate of Incorporation to effect (i) a one-for-five  hundred  reverse split of our  outstanding  common stock,  par value $.001 per share (the "Common  Stock"),  and (ii)  decrease our authorized Common Stock from 174,485,058,400 shares to 5,000,000,000 shares. The majority  written  consent was  executed  solely by Homes For America  Holdings,
Inc., the holder of 148,225,057 votes, which represented 98.55% of the Company's votes, as calculated on a fully diluted beneficial ownership basis.

ITEM 5.  OTHER INFORMATION.

         The  following   "Subsequent  Events"  have  occurred  since  our  last
Quarterly Report.  References to "Notes" refer to the corresponding  Note to our condensed consolidated financial statements set forth above under Part I.

DRUMMOND VILLAGE PROJECT.

         On October 21,  2005,  we entered  into an  Amendment  to a Real Estate
Purchase and Sale  Agreement (the  "Amendment")  with Pilot  Developers,  LLC, a
North Carolina limited liability company,  originally  effective August 22, 2005
(the "Agreement"). Under the Agreement, we had agreed to acquire certain parcels of land containing  approximately one hundred fifty three (153) acres located in the City of Salisbury, Rowan County, North Carolina, commonly known as "Drummond
Village," for a purchase price of five million dollars ($5,000,000),  subject to the opportunity to review said property during a feasibility period.

         The  parties  subsequently  entered  into  the  Amendment,  as they had allowed  the  Agreement  to  terminate  at the end of the  original  feasibility period. Under the Amendment,  we (i) reinstated the Agreement,  (ii) reduced the property  size to 75.6 acres,  (iii)  reduced the purchase  price to two million five hundred thousand dollars ($2,500,000),  (iv) reserved the option during the five (5) year period  after the first  settlement  to acquire on fixed terms the balance of the one hundred  fifty-three  (153) acres,  and (v) further  extended both the feasibility  review period to thirty days (30) after the effective date of the Amendment, and the closing date to January 10, 2006.

GRAND OAKS PROJECT.

         On October 24, 2005,  we entered  into a Purchase  and Sale  Agreement, with Grand Oaks  Development,  LLC, a North Carolina limited  liability  company
(the  "Seller").  Under the  Purchase and Sale  Agreement,  we agreed to acquire certain parcels of land containing  approximately  two hundred seventy seven and
27/100  (277.27) acres located in Lexington  County,  South  Carolina,  commonly known as  "Grand  Oaks",  for a  purchase  price of seven  million  one  hundred thousand  dollars  ($7,100,000),  subject  to the  opportunity  to  review  said property during a feasibility period.

INVESTOR RELATIONS SERVICES.

         On November 7, 2005,  we entered into an Agreement for the provision of
"Investor  Relations"  services  (the "IR  Agreement")  by  Lippert/Heilshorn  &
Associates,  Inc.  ("LHA")  to  provide  us with a  custom-designed,  team-based investor  relations  program.  Under the IR Agreement  LHA would  review  and/or create the investment case and business plan presentation,  press releases,  and collateral  materials we would use in an investor  outreach  program,  targeting audiences in the investment  community to define our market opportunity,  inform them of our YOUR HOMESM  Lease and Own Program,  build  market  awareness of our securities, and support the proper valuation of our growth strategy.

         The services  under the IR Agreement  commence on December 1, 2005, and continue for a 90-day period of initial due diligence  preparation followed by a
9 month period of implementation; provided that we may delay the commencement as late as February 1, 2006,  and may  terminate  the services with 30 days advance notice after the initial 90 day period.  We will pay LHA a base  compensation of
Fourteen Thousand Dollars ($14,000) each month during the term together with the reimbursement of direct out-of-pocket expenses.

         In addition,  in consideration of this negotiated base amount,  we will further  compensate  LHA with warrants to acquire our common stock in the amount of 45,000  warrants  each month,  with the  warrants  during the initial  90-day period having an exercise  price of $0.40 per share and the warrants  during the remaining  term having an exercise  price of $0.65 per share.  We have agreed to use our best efforts to register the common stock  underlying the warrants.  The warrants  (a) may be exercised  as a net  exercise  exchanging  the warrants for stock shares equal to number of shares assuming  immediate sale of shares at the market price to fund the exercise price, (b) will have anti-dilution provisions,
(c) must be exercised not later than the third anniversary of issuance,  and (d)

will be limited on  exercise in the twelve (12)  months  after  commencement  of services to not more than fifty  thousand  (50,000)  warrants in any thirty (30)
day period, with no limitations thereafter.

WOODWORTH AVENUE PROJECT.

         On November 7, 2005,  we entered  into a Purchase  and Sale  Agreement, with 10 Lamartine  LLC, a New York  limited  liability  company (the  "Seller").
Under the Purchase and Sale  Agreement,  we agreed to acquire certain parcels of land  containing  approximately  one  and  two-tenths  (1.2)  acres  located  on
Woodworth  Avenue in the City of Yonkers,  Westchester  County,  New York, for a
purchase price of two million dollars  ($2,000,000),  subject to the opportunity to review said property during a feasibility period.

MEDIA AGREEMENTS.

      The Company has also entered into  agreements  with Global Media Fund, LLC for media  advertising  and  Clearvision,  Inc. for strategic  planning,  public relations and marketing consulting, the payment for which will be made in common stock of the Company.

CONVERTIBLE DEBENTURES.

         On November 9, 2005,  the parties who hold the  convertible  debentures and the Company  agreed to extend the due date of the  debentures  until January
15, 2007,  modifying  certain  terms  relating to the sale  proceeds of the SEDA transaction  described above and limiting the rights of the debenture holders to convert the  debentures  during a pricing  period  under the SEDA  facility.  In addition,  the Company obtained a new deadline of December 9, 2005, for the date it is required to file a Registration  Statement for Common Stock under the SEDA facility. (See Note 6).

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

                                                 Enclaves Group, Inc.
                                       ---------------------------------------
                                                     (Registrant)

Date: November 18, 2005
                                        /s/ Daniel G. Hayes
                                       ---------------------------------------
                                                   Daniel G. Hayes
                                         Chief Executive Office and President

Date: November 18, 2005

                                        /s/ Mark D. MacFarlane
                                       ---------------------------------------
                                                  Mark D. MacFarlane
                                       Chief Operating Officer and Acting Chief
                                       Financial Officer (Principal Accounting
                                                       Officer)

