Form 10KSB
period 2005-12-31
ENCLAVES GROUP INC
filed 2006-05-19
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from __________________ to __________________

                        Commission file number: 000-29689

                              ENCLAVES GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                 20-1951556
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

2550 East Trinity Mills Road, Suite 122,
          Carrollton, Texas                               75006
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number: (972) 416-9304

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports  pursuant to Section 13
or 15(d) of the Exchange Act. |_|

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements  for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure  of delinquent  filers in response to Item
405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The  aggregate  market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of May 15, 2006 was $ 871,495. Shares of common stock held by executive officers,  directors,  and holders of more than 5 % of our outstanding common stock have been excluded.

      As of May 15, 2006,  there were  87,242,533  shares of the issuer's common equity outstanding.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I

PART II

     Item 5.    Market for Common Equity, Related Stockholder
                Matters, and Small Business Issuer Purchases of

     Item 8.    Changes In and Disagreements With Accountants on

PART III

     Item 9.    Directors and Executive Officers, Promoters and
                Controls Persons; Compliance with Section 16(a) of
                the Exchange Act.............................................49

     Item 10.   Executive Compensation.......................................52

     Item 11.   Security Ownership of Certain Beneficial Owners and

                                     PART I

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking  statements (as defined in Section 27A of the  Securities  Act and Section 21E of the Securities
Exchange Act of 1934 (the  "Exchange  Act").  To the extent that any  statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of  words  such as  "expects,"  "plans"  "will,"  "may,"  "anticipates,"
believes," "should," "intends," "estimates," and other words of similar meaning.
These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently,  actual results may differ materially from those expressed  or  implied  by  such  forward-looking  statements.  Such  risks  and uncertainties  include,  without  limitation,  our  ability to raise  capital to finance the development of our products,  the  effectiveness,  profitability and the  marketability  of those  products,  our ability to protect our  proprietary
information,   general   economic  and  business   conditions,   the  impact  of
technological  developments  and  competition,  our  expectations  and estimates concerning future financial  performance and financing plans, adverse results of any legal proceedings,  the impact of current, pending or future legislation and regulation on the healthcare  industry,  our ability to satisfy  customers using our technology, the volatility of our operating results and financial condition, our  ability  to  attract  or  retain  qualified  senior  management  personnel, including  sales and marketing and technical  personnel and other risks detailed from  time to  time  in our  filings  with  the  SEC.  We do not  undertake  any obligation to publicly update any forward-looking  statements.  As a result, you should not place undue reliance on these forward-looking statements.

      We also use market data and industry forecasts and projections  throughout this Report,  which we have obtained from market  research,  publicly  available information and industry  publications.  These sources  generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and  completeness  of the  information are not guaranteed.
The forecasts and projections  are based on industry  surveys and the preparers'
experience  in the  industry,  and the  projected  amounts may not be  achieved.
Similarly,  although we believe that the surveys and market research others have performed  are reliable,  it has not  independently  verified this  information.
Forecasts and other forward-looking  information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size,  revenue and market  acceptance of products and services.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

      We were  incorporated  in the State of Delaware on November 17,  2004,  as
Enclaves  Group,  Inc., for the specific  purpose of introducing our proprietary
YOUR HOME(SM)  Lease and Own Program to working class  families who rent housing instead of  purchasing  homes.  We are the  successor  corporation  to  Alliance
Towers,  Inc.,  a Florida  corporation,  pursuant to a stock  purchase and share exchange  arrangement  entered into by us on April 27, 2005, to effect a reverse acquisition through a process commonly referred to as a "reverse merger."

      Immediately  prior to the share  exchange,  Alliance  Towers,  Inc.  was a
publicly-traded   and  reporting   company  with  the  Securities  and  Exchange
Commission in the final stage of ceasing its day-to-day  business of developing, owning,  marketing,  and managing wireless  communication tower facilities.  The exchange  agreement  resulted in a  recapitalization  of Alliance Towers,  Inc., pursuant  to  which  our  stockholders  exchanged  their  interests  in  us  for approximately 98 % of Alliance Towers, Inc.'s stock. At the same time, we became a wholly-owned  subsidiary of Alliance Towers, Inc. Our former stockholders then changed the  business  of Alliance  Towers,  Inc.  to our  building  program for attainable housing and then Alliance Towers,  Inc. merged with and into us, with us continuing as the surviving  corporation and retaining our name,  certificate of incorporation, bylaws, and state of incorporation.

      Unless the context otherwise requires, references in this Annual Report on
Form 10-KSB to "the Company",  "we" or "our" refer to Enclaves  Group,  Inc. and its subsidiaries.

      Since  inception  of  our  current  business  operation  we  have  been  a development  stage company and as such have been accounted for as a "Development
Stage Enterprise" as set forth in Financial Accounting Standards Board Statement
No.  7  ("SFAS  7").  Among  the  disclosures  required  by SFAS 7 are  that the
Company's  financial  statements be  identified as those of a development  stage company,  and that the statements of operation and cash flows disclose  activity since the date of the Company's inception.

      We are a real estate acquisition, development, management, and homes sales company dedicated to being the premier provider of attainable  housing.  We were originally  formed as a wholly-owned  subsidiary of Homes for America  Holdings,
Inc., a Nevada  corporation,  engaged in real estate development since 1996 with over $ 190 million in assets, to bring Homes For America  Holdings,  Inc.'s YOUR
HOME(SM) Lease and Own Program to multiple jurisdictions across the country.

      The YOUR  HOME  Lease and Own  Program  develops  residential  communities targeted  toward  low and  moderate  income  first-time  homebuyers,  especially customers who, through lack of cash resources and financial experience, are less likely to seek home ownership.  For many prospective home buyers,  the inability to make a down payment,  inexperience  with mortgage and other loan  application procedures,  and rising home prices  constitute  material  barriers to entry. To reduce these barriers, we apply leasing procedures to home purchasing, by having our  customers  enter into our  proprietary  YOUR HOME Lease and Own  agreement, whereby  they lease a home with the right to purchase it at today's  price,  but pay for it up to as much as thirty six (36) months later. During the intervening period,  the customer's lease payments amortize the purchase price and establish the equity the customer  will need when he or she  completes the loan process to purchase the home.

      Our  program  addresses  a  growing  national  concern  about  the lack of affordable  housing  and  provides  home  ownership  opportunities  for  working families who:

      o     because of income constraints,  do not qualify for the typical first time homeowner financing programs;

      o     have little or no capital for a down payment, but have the means and work history to make the monthly payments;

      o     are inexperienced in, intimidated by, or uncomfortable with the home purchasing process,  but are familiar with leasing and can be turned into home owners through a lease purchase program; or

      o     have limited  credit  history or credit issues that can be corrected with some guidance and assistance.

      Our  principal  office is located at 2550 East Trinity  Mills Road,  Suite
122, Carrollton, Texas 75006. Our telephone number is (972) 416-9304.

DESCRIPTION OF BUSINESS

      Millions  of working  American  families  who make enough to afford a home continue to rent. They do this in part because they are inexperienced  with home purchases or  unprepared to undertake the mortgage  application  process,  often lacking the  down-payment or closing costs.  Lenders,  builders,  and non-profit participants in the residential industry seldom focus on this profitable market, and none of them have developed a business model to serve it.

      We develop, build, and manage new home communities for the express purpose of serving those rental families.  We are dedicated to establishing  attractive, well maintained,  and enduring "Enclaves" communities these families can afford.
We will provide these families with the skills,  tools,  and equity they need to purchase  the homes.  Our  mission,  while  serving  this  market,  is to become
America's premier provider of attainable, work-force housing.

      Pursuant  to  our  business  plan,  we  intend  to  apply  our  collective experience in leasing and managing successful  multi-family  housing communities to transition to  homeownership  an unserved  target market of working  families with good  employment and rental  histories,  who have the ability each month to pay the debt service and  maintenance  on a home but for different  reasons have yet to enter into the market to  purchase a home.  We will  assist the  customer throughout  the process and in  obtaining  a mortgage  on the  outstanding  loan balance. At that point, home ownership is transferred to the customer.  With the benefits of Good Resident Credits (see discussion below) and home  appreciation, the YOUR HOME(SM) Lease and Own Program enables the customer to build up to 15%
equity.

      We will build new homes that will average  1,450  square  feet.  The final design  and  specifications  for these  homes  will  always be  tailored  to the specific  housing market and the housing types will include single family homes, duplexes,  townhouses,  and  condominiums.  All of the homes  will be at a price point based upon the area's  attainable home market,  with a price range between
$125,000 and $250,000.  The average home will have three to four  bedrooms,  two bathrooms  and a two-car  garage.  The lot sizes  will range from 5,000 to 6,500 square feet.

      Our  homes  will be  built  in new  developments  that  always  include  a
community   clubhouse  with  a  business  center,   game  room,  meeting  rooms,
maintenance shop as well as a community playground. The community clubhouses not only  anchor the  project  for our  management  and  oversight  but  provide the familiar center for the hands-on  assistance we provide to our residents as part of the program. The homes will be built using time tested standard  construction methods that meet local codes and conditions. Our communities will have a select number of highly  desirable  floor plans with varying  elevations  for aesthetic purposes.  This will help to limit our development and construction  costs while increasing profits.

      To insure our  quality,  value,  and an enduring  community,  and to limit maintenance  costs and protect our  investment,  our homes would be  constructed with  high-grade  material and  fixtures.  To secure its  investment  during the period  the  customer  is  leasing  the  home,  we will  retain  management  and regulation of the community and operation of its community center.

      The YOUR  HOME(SM)  Program plan  outlined  herein is simple for the first time buyer to understand  and  overcomes the obstacles  this buyer has to making the buying decision or being able to proceed to closing, being principally:

      (i)   HOME EQUITY: Even though this buyer could service a monthly mortgage and maintain the home,  without the  down-payment  and closing costs this buyer will remain a perennial renter;

      (ii)  CREDIT   HISTORY:   The  buyer  lacks  the  credit   history,   loan
            application, and prior purchase history of other purchasers targeted by the typical home builders; and

      (iii) MARKET  ENTRY:  Whether  from  lack  of  previous   experience,   no
            mentoring,  intimidation, or lack of time, the buyer has not entered the  home  market,  although  he or she  would  do so if the  seller facilitated  the  transaction.  This group  includes  buyers who are priced  out of the  market  and need  financial  assistance  through governmental first time buyer programs.

      Below is an example of how the YOUR HOME(SM) Program works:

      A typical three bedroom home with 1,400 square feet has a completed  value of  approximately  $ 138,000.  The price could be lower or higher in  accordance with area, land, and construction  costs.  After renting the home for 36 months, the resident has the option to purchase the home at the price established at the beginning of the lease term. During the 36-month lease term we have assisted the customer with budget preparation, banking relationships, credit counseling, home ownership maintenance training, and mortgage application  processing.  We assist the customer in obtaining a mortgage for the pre-established  purchase price and the home is transferred to the customer.

      The rent during the lease is established by taking into  consideration the following three components:

            MONTHLY RENT:

      Principal and interest for $ 138,000 loan at 7.5% for 30 years   =    $965
      1/12 of the annual real estate taxes                             =    $195
      1/12 of the annual home owners insurance                         =    $ 45
                                                                       ---------
      Total Monthly Rent                                               =  $1,205

            BENEFITS AND EQUITY:

      Home appreciation at 3% per annum                                = $12,796
      "Good Resident Credit"                                           =  $4,500
                                                                       ---------
      Total Equity                                                     = $17,296

      The key advantages of this program are that no down payment is required of the homebuyer  and the cost is the same as renting a similar  apartment or home.
At the end of three years, the customer has over 10 % equity in the home.

      The business plan starts with the first YOUR HOME Lease and Own community, planned for the City of Mesquite in Dallas County,  Texas, and would expand to a planned eight (8) to ten (10) new  communities  in varying  stages by the end of
2007,  depending  on our ability to draw down  capital  from the Standby  Equity
Distribution  Agreement.  From the beginning of 2008 forward,  our business plan contemplates  new  construction  of from 1,000 to 1,500 new homes each year.  We currently  own four project  sites that can  accommodate  a total of 1,652 units
that  are  either  in  the   predevelopment   phase  (Grand  Oaks),   completing
entitlements  phase  (Eagle  Nest and  Spring  Magnolia  II),  or are  ready for immediate  construction  of homes (Live Oak and Spring  Magnolia  I). We believe that with the existing financing facilities and other resources, and our plan to effect construction through third party general contractors,  that this schedule is  reasonable.  Nevertheless  this  schedule is subject to ongoing  revision as building  opportunities  occur or  economic  conditions  change,  including  our ability to acquire suitable land, obtain development and construction financing, and market the units in the target jurisdictions.

      Our website,  marketing  brochures,  floor  plans,  home  elevations,  and numerous other materials have been  completed.  Our branding will be established with national  media firms that  specialize  in radio,  television,  print,  and electronic  media.  These  companies,  which have already been engaged,  will be compensated  with shares of our common stock. We have also prepared our branding for Spanish speaking clients with the use of specialized Spanish marketing firms and dual language material.

      All of our communities are designed to ensure they are branded with easily identifiable  design elements that are compatible in virtually every market.  In addition,  every home we build is planned and created with the  specific  client base, region,  price point and community taken into consideration.  This careful attention  to our  client,  market,  and  branding  will  ensure that we are the dominant force in the U.S. attainable housing market.

      To ensure profitability and minimize construction risk, the business model is based  upon the  construction  being  conducted  by large  reputable  general contractors with oversight by our personnel.  All construction contracts awarded will have guaranteed maximum prices with firm completion dates. In addition, the performance  of the contractor  will be financially  guaranteed by a performance bond issued through a highly rated insurance carrier.

      The business model was set up to ensure that management and home sales are only being  conducted  by our  employees.  We believe this policy will result in consistent high quality customer  relations,  repetition of message,  control of
the  sales  process,  reliable  marketing,   ownership  of  the  data-base,  and
harmonious after sales customer relations. We realize that our reputation is the hallmark of our  business.  Therefore we will  carefully  control our  corporate appearance,  public  perception,  and the  community  relations  to  ensure  our reputation is maintained to the highest degree possible.

      After entering the YOUR HOME(SM) Lease and Own Program, our customers will have access in the  convenience  of the community  center to credit  counseling, mortgage seminars, and similar programs to facilitate training and experience in
all  aspects  of  home  ownership,   maintenance,  and  finance.  This  will  be
accomplished  by  coordinating   training  services  with  nonprofit   entities,
government  offices,  community  lenders,  and other  area  businesses.  We will monitor the  progress  of our  clients  from the start of the process to the day they take ownership.

We will provide guides for the customers through this confusing and intimidating process to ensure their success as homeowners.

      We will  develop  and own  each  project  through  a single  asset  entity
(corporation,   limited  liability  company,   or  limited   partnership)  whose
operations and accounting are consolidated with ours,  subject to determinations on  limited  liability,  tax  consequences,  investor  preferences,  and  lender
requirements.   We  will  leverage  the  project   investments  with  long  term
construction  permanent  financing from investments banks,  commercial  mortgage providers, and federal funding programs, as applicable. Under the business plan, we seek to maintain a leverage ratio of at least 80 % of all project costs.

BUSINESS MODEL

      Our business model is a straightforward application of multifamily housing development,  financing,  and  management  techniques  to the  residential  home market.  Using our proprietary  LEASE AND OWN(SM)  Program,  we build the entire home community, leveraging the project financing and the immediate rental income after build-out to facilitate a supported sale to each of our customers. For the renter,  used to a simple lease  application  and  security  deposit with a form lease, we present a stream-lined entry into homeownership.

      We present a valuable market opportunity to the mortgage  servicer(s) that we  bring to our  projects,  granting  them  access  to a  captive  audience  of pre-qualified  applicants  who have  already  moved into the homes,  are tacitly becoming committed to the sale without a broker being involved, and need credits or assistance to qualify for their  financing.  The home rental income more than carries the project and allows us to lock in an option  price and provide  "Good
Resident"  credits to the customer that together create the effective  equity to fund the sales.

      Our business method consists of:

      1.    DEVELOPMENT.  We  acquire  the raw land  and  develop  the  Enclaves community,  presenting to the  jurisdiction  a housing  project that sustains their  work-force  without  subsidies,  making us a favored developer.

      2.    CONSTRUCTION. We use third-party bonded contractors and multi-family housing  construction  techniques  to lock in  savings  and  satisfy conventional 80 % Loan-to-Value construction lenders.

      3.    CAPTURED  CUSTOMERS.  We are the only  builder  who can  process  an application  as if it is a simple  lease  for  multi-family  rental, allowing us to service and ultimately  satisfy an untapped market of purchasers.

      4.    TRANSFORMED  TENANTS.  We provide the  customers  with credits and a purchase  option,  together with mortgage  counseling  and secondary financing, which create "golden handcuffs" converting our tenants to buyers in the convenience of their own homes.

      5.    PROFITS AND EXIT  STRATEGIES.  We (a) receive our Developer Fee back during the  construction  financing;  (b) use the  immediate  Rental
            Income to carry the project financing;  (c) pass on the low-interest project debt service to fund the Credits to subsidize the sale;  and
            (d) ultimately profit from (i) mortgage and title insurance rebates,
            (ii) reduced (or no) sale commissions,  and (iii) the Builder's Sale
            Profit on the home. While the home sale is the planned  disposition, the entire project is income-producing  from commencement and can be sold or refinanced in whole or in part as market conditions or other exigencies later indicate.

      The  cash-intensive  program of  construction  in  multiple  jurisdictions includes immediate roll-out on a national stage, highlighting the first projects with a national video news release on cable television and news stories in print publications,  investor relations support,  and local market advertising to both establish the brand and explain the concept of the YOUR HOME(SM) community.

      We developed  this Lease and Own Program over the course of several years, first as a division of a national  real estate  developer  and then,  with their blessing,  as a separate public company.  Our executive officers all worked with the developer for years in development and acquisitions,  and its principals are our senior Board members  advising us as we proceed.  This developer,  Homes for
America Holdings,  Inc. [See:  WWW.HFAHOLDINGS.COM],  has in the ten years since
1996,  brought  under  control in excess of $ 190  million in assets  around the country, principally in Texas, Connecticut, Florida, Indiana, and New York.

COMPETITION

      The  competitive  market  for  development,   construction,  and  sale  of
residential  units is an entire industry,  populated by many better  capitalized firms,  both public  companies and regional firms,  with  established  operating histories and revenues.

      The value-added  assistance we provide our customers is a service that has
become   increasingly   popular  as  a  program  more  typically   sponsored  by
municipalities and governmental organizations promoting attainable or affordable housing or by non-profit  foundations  and charitable  organizations  seeking to benefit  persons of low and  moderate  income  achieve home  ownership.  In some instances the programs have included a component of staged  purchase,  sometimes with an initial  leasehold  followed by lease  option.  Although many sellers of individual or small projects have employed a lease-and-own vehicle to dispose of projects not otherwise marketable, or to market rehabilitated properties, we are not aware of any for profit  developer who is building new homes from the ground up and providing  similar lease and own options and  supporting  services to its ultimate home purchasers as part of the original development plan.

      While there are no apparent  barriers to entry into this market that would prevent another developer  devising a program and planning new developments with similar amenities and value-added  features, we believe that until home builders incorporate  into their plan of  development  and  disposition of home units the value-added  assistance more typical of the public and non-profit concerns,  and work with developing the relationships  with the end-user over extended periods, there may be little competition in the market for these purchasers,  who to date have not been served or even targeted by home builders in any systematic manner.

EMPLOYEES

      We  currently  have 6  employees  in  three  offices.  All of the  six (6)
employees are full-time employees. We enjoy good employee relations. None of our employees  are  members  of  any  labor  union  and we are  not a  party  to any collective bargaining agreement.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      We protect our intellectual property through existing laws and regulations and by  contractual  restrictions.  We rely upon  copyright  law,  trade  secret protection,  and  confidentiality  or  license  agreements  with our  employees, customers, partners, and others to help protect intellectual property. We do not have any  patents or  patent-pending  technology  or own any other  intellectual property. We have pending applications for service mark recognition of our "Your
Home" and "Enclaves Group" logos and trade dress.

CORPORATE INFORMATION

      Our principal operating center is located at 2550 East Trinity Mills Road,
Suite 122, Carrollton,  Texas 75006. Our telephone number is (972) 416-9304, and our fax number is (972) 416-9441.

      We  currently do not have our SEC filings  available  on our website.  Our website  address is:  WWW.ENCLAVESGROUP.COM.  By July 1, 2006, we expect to make available free of charge through the investor  relations  section of our website our Annual  Report on Form 10-KSB,  Quarterly  Reports on Form  10-QSB,  Current
Reports on Form 8-K,  and any  amendments  to those  reports  filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities  Exchange Act of 1934, as
amended.  The  information  on our website will not be  considered  part of this document  and  is  not  incorporated  into  this  document  by  reference.  This information is currently

available through the website of the SEC, WWW.SEC.GOV,  and can also be obtained directly from us at our principal operating center at the address above.

                                  RISK FACTORS

      Investing in our  securities  involves a high degree of risk.  Prospective investors should carefully consider the risks described below, together with all of the other  information  included or referred to in this Annual Report on Form
10-KSB, before investing in our securities. There are numerous and varied risks, known and  unknown,  that may  prevent us from  achieving  our goals.  The risks described  below  are not the only  ones we will  face.  If any of  these  risks actually occur, our business, financial condition or results of operation may be materially adversely affected and you can lose part or all of your investment.

RISKS RELATING TO THE COMPANY

OUR  LIMITED  OPERATING  HISTORY  MAKES  EVALUATION  OF OUR  BUSINESS  EXTREMELY
DIFFICULT.

      We were  incorporated  in November 2004 as a private  company and became a public  company  through  the  merger  with  Alliance  Towers,  Inc.,  which had discontinued its business operations. We have limited historical data upon which to  forecast  operating  expenses or future  needs and  operating  results.  Our limited  operating  history will make it difficult for investors to evaluate our business and  prospects.  Investors  must consider our prospects in light of the risks,  expenses,  and  difficulties  we face as an early stage  company  with a limited operating  history,  new  organizational  structure,  and operating in a highly competitive industry with better capitalized developers and builders.

WE HAVE A HISTORY  OF  LOSSES,  EXPECT  FUTURE  LOSSES,  AND MAY NOT  ACHIEVE OR
MAINTAIN PROFITABILITY.

      Our  ability to achieve  profitability  will  depend  upon our  ability to generate and sustain substantially increased revenues.  While we believe we will achieve break even within the next few fiscal quarters,  we also believe that we may incur  substantial  operating  losses in the future as we execute our growth strategy. Our accumulated deficit was $ 103,090 at December 31, 2004, which grew to $ 1,040,323 at December 31, 2005. We intend to make significant  expenditures related  to land  development,  home  design,  marketing,  hiring of  additional personnel,  and  development  of our brand.  Our revenue has  historically  been unpredictable  and may  remain  so for the  foreseeable  future.  Our  operating results for future periods are subject to numerous uncertainties, and we may not
achieve  sufficient   revenues  to  become   profitable.   Even  if  we  achieve
profitability,  we may not sustain or increase  profitability  on a quarterly or annual basis in the future.

AN INVESTOR IN OUR COMMON  STOCK MUST  CONSIDER THE  UNCERTAINTIES  FACING EARLY
STAGE COMPANIES IN HIGHLY COMPETITIVE INDUSTRIES.

      An investor in our common  stock must  consider the  uncertainties  facing early stage  companies in a highly  competitive  industry.  These  uncertainties include:

      o     an evolving  business model which makes future success uncertain and an investment in the common stock highly speculative;

      o     the  uncertainty  and the extent to which  consumers will accept the
            YOUR  HOME(SM)  Lease  and Own  Program  as a  valuable  value-added service for working class families seeking homeownership;

      o     the lack of a  well-developed  brand  which may limit our ability to secure financing for a new business model;

      o     the  potential  development  of  comparable  services  and  lack  of barriers to entry by better funded  competitors  and joint  ventures between traditional builders and mortgage lenders; and

      o     our new  corporate  organization,  lack of  experience  in  managing acquisitions,  regulatory and public reporting requirements, and our anticipated growth could lead to management  distractions and higher than expected operating expenses.

WE MAY NEED TO SEEK ADDITIONAL FINANCING IN THE FUTURE THAT MAY NOT BE AVAILABLE
ON REASONABLE TERMS OR AT ALL.

      Unless  and until we are able to achieve  profitability,  which we may not achieve,  we may need to seek  additional  financing  to continue  our  business operations.  Such  financing  could be on terms that are  dilutive  to  existing stockholders  and could involve the issuance of securities  that have rights and preferences that are senior to those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable, we could be required to significantly curtail operations.

      We have no committed sources of additional capital. Our organizational and offering  activities had been financed by our founders and with $ 5.5 million of privately  placed  debenture  securities  during 2005.  We recently  completed a refinancing of our Florida site based upon an increase in its market value after our  acquisition.  Some of our other  sites may be  refinanced,  depending  upon market recognition of our development of the sites and securing zoning and other entitlements  that add  value.  We will need  additional  funds to  support  our growth,  fund  future  acquisitions,  pursue  business  opportunities,  react to unforeseen difficulties, or to respond to competitive pressures. There can be no assurance  that any  financing  arrangements  will be available in amounts or on terms  acceptable,  if at all.  Furthermore,  the sale of  additional  equity or
convertible   debt  securities  may  result  in  further  dilution  to  existing stockholders. If we raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other  restrictions  contained in the  instruments  governing that debt, which may limit our operational flexibility.  If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the  implementation  of our business  strategy,  including the possibility of additional acquisitions or internally developed businesses.

WE HAVE LIMITED EXPERIENCE OPERATING AS A PUBLIC COMPANY.

      Prior to the closing of the Merger,  Enclaves Private had been started and always  operated as a private  company.  Certain  members of our management have limited or no  experience  operating a company  whose  securities  are traded or listed  on an  exchange,  nor with SEC  rules and  requirements,  including  SEC reporting  practices and  requirements  that are applicable to a publicly traded company.  We anticipate that continued  growth and our becoming an SEC reporting company will require us to recruit, hire, train, and retain a substantial number of new, highly qualified personnel.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF THEIR  SERVICES  WOULD  ADVERSELY
AFFECT OUR OPERATIONS.

      If we are unable to maintain key personnel and attract new employees,  the execution of our business  strategy may be hindered and our growth  limited.  We believe that our success is largely dependent on the continued employment of our senior management.  If one or more of these individuals were unable or unwilling to continue in their present positions, our business could be seriously harmed.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN  PROVISIONS THAT COULD DISCOURAGE
OR PREVENT A POTENTIAL TAKEOVER,  EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL
TO OUR STOCKHOLDERS.

      Provisions  of  Delaware  law and our  Certificate  of  Incorporation  and
By-Laws  could make more  difficult the  acquisition  of us by means of a tender offer, a proxy contest, or otherwise,  and the removal of incumbent officers and directors. See "Description of Capital Stock."

RISKS RELATING TO OUR BUSINESS

THE  AVAILABILITY  OF  COMPETING  HOUSING  ALTERNATIVES  IN  OUR  MARKETS  COULD
NEGATIVELY  AFFECT OCCUPANCY  LEVELS AND RENTS IN OUR  COMMUNITIES,  WHICH COULD
ADVERSELY AFFECT OUR REVENUE AND OUR RESULTS OF OPERATIONS.

      All of our  properties  are located in markets that include  other housing communities.  The number of competing  communities in a particular  market could have a material  effect on our ability to lease our homes  and/or home sites and to  maintain  or raise  rents or to sell out the sites in the  community.  Other forms of multifamily residential properties and single-family housing, including rental properties,  represent competitive  alternatives to our communities.  The availability of a number of other housing  options,  such as apartment units and new or existing  site-built  housing stock, as well as more favorable  financing alternatives  for the same,  could have an adverse  effect on our  occupancy and rents,  which could adversely  affect our cash flow and financial  condition and
ability  to  make  distributions  to  our  stockholders.   The  availability  of
additional  housing  options  under  other  attainable  housing  initiatives  by governmental  or  non-profit  agencies,  acting as  developers  or  builders  or assisting  private  developers  under  one or more  housing  initiatives,  could similarly adversely affect our cash flow and financial condition.

BUSINESS REVENUE GENERATION MODEL IS UNPROVEN AND COULD FAIL.

      Our business model contemplates our development, construction, management, and sale of residential home units with a value-added  product,  being the LEASE
AND OWN(SM)  Program and the related  services of our staff and  business  team, including third party credit counselors and mortgage lenders,  to facilitate the acquisition of homes by our customers, who initially lease the home but with the plan to acquire it, at their  option and subject to their  ability to obtain the financing after benefiting from the home appreciation and other credits.  To our best knowledge this business  revenue  generation model has never been attempted or proven before and it may fail.

FAILURE TO MAINTAIN INTERNAL CONTROLS; SECTION 404.

      We will be required to comply with Section 404 of the  Sarbanes-Oxley  Act by no later than  December  31,  2007.  However,  we cannot be certain as to the timing of completion of our evaluation,  testing, and remediation actions or the impact  of the same on our  operations.  Furthermore,  upon  completion  of this process,  we may identify  control  deficiencies  of varying degrees of severity that remain unremediated.  As a public company, we are required to report, among other things,  control  deficiencies  that  constitute a "material  weakness." A
"material weakness" is a significant  deficiency,  or combination of significant deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In  addition,  failure to comply with Section 404 or the report by us of a material  weakness  may cause  investors  to lose  confidence  in our financial  statements and the trading price of our common stock may decline.  If we fail to  remedy  any  material  weakness,  our  financial  statements  may be inaccurate,  our access to the capital markets may be restricted and the trading price of our common stock may decline.

RISKS RELATING TO OUR INDUSTRY

INCREASED COMPETITION MAY NEGATIVELY IMPACT OUR REVENUES.

      We expect  competition to intensify in the future because  current and new competitors  can enter our  market  with  little  difficulty.  The  barriers  to entering our market are relatively low. These factors could adversely affect our competitive  position.  Some of our competitors,  as well as potential  entrants into our market,  may be better  positioned to succeed in this market.  They may have longer operating histories,  more management  experience,  an employee base with more  extensive  experience,  a better  ability  to  service  customers  in multiple  cities  in the  United  States  and  internationally  by virtue of the location of sales offices, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources.

RISKS RELATING TO OUR PREFERRED STOCK

OUR SERIES A CONVERTIBLE  PREFERRED  STOCK HAS SUPER VOTING RIGHTS AND IS HIGHLY
DILUTIVE TO OUR COMMON STOCK UPON CONVERSION.

      We have authorized one million  (1,000,000) shares of Series A Convertible
Preferred Stock and have in our organizational documents filed with the State of
Delaware granted to the holders of such preferred stock extraordinary rights and privileges, those being foremost:

      (1)   the holders of such preferred  stock have the right to convert their preferred  stock into that number of shares of common stock equal to the product of (i) a fraction,  the numerator of which is the number of shares of preferred stock such stockholder desires to convert and the  denominator  of which is  1,000,000,  and  (ii)  three  hundred percent (300%) of our then current outstanding common stock;

      (2)   while  outstanding and unconverted,  such preferred stock grants the right  to its  holders  to  vote  as if  the  preferred  stock  were converted into common stock; and

      (3)   such  authorized  preferred  stock will  AUTOMATICALLY  convert into shares of our common stock equal to three hundred  percent (300%) of our then current  outstanding common stock on the second anniversary of the date currently filed but not effective registration statement is declared effective.

      There are currently 816,000 shares of Series A Convertible Preferred Stock issued and outstanding, all of which is held by Homes For America Holdings, Inc.
Homes For America Holdings, Inc. has consented to the delivery of one percent (1
%) of the preferred stock to Knightsbridge  Holdings,  LLC, a financial services provider who assisted in initiating our financing with Cornell Capital Partners,
LP and to dilution  by up to twenty  percent  (20%) for  issuance of  preferred stock to our  directors  and  executive  officers.  In addition we have issued a
Preferred Stock Warrant to Cornell Capital Partners,  LP entitling it to acquire at par  value  184,000  shares of Series A  Convertible  Preferred  Stock.

      AS A RESULT OF THE SERIES A CONVERTIBLE  PREFERRED  STOCK,  THE HOLDERS OF
OUR COMMON  STOCK ARE SUBJECT AT ANY TIME,  AND ALMOST  CERTAINLY  BY THE SECOND
ANNIVERSARY OF THE AFOREMENTIONED  REGISTRATION STATEMENT BECOMING EFFECTIVE, TO
DILUTION  OF  SEVENTY  FIVE  PERCENT  (75%) OF THE STOCK  THEN HELD  WITHOUT  US
RECEIVING ADDITIONAL CONSIDERATION IN CONNECTION WITH THE DILUTION.

RISKS RELATING TO OUR COMMON STOCK

APPLICABLE SEC RULES  GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING
AND  LIQUIDITY  OF OUR COMMON  STOCK WHICH MAY AFFECT THE  TRADING  PRICE OF OUR
COMMON STOCK.

      Our common  stock  received is quoted on the OTC  Bulletin  Board,  and is trading  below $5.00 per share;  therefore,  the common  stock is  considered  a
"penny stock" and subject to SEC rules and regulations which impose  limitations upon the manner in which such shares may be publicly traded.  These  regulations require the delivery,  prior to any  transaction  involving a penny stock,  of a disclosure  schedule explaining the penny stock market and the associated risks.
Under these  regulations,  certain  brokers who  recommend  such  securities  to persons other than established  customers or certain  accredited  investors must make a special written suitability  determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock. Therefore,  our stockholders  may find it difficult to obtain accurate  quotations of our common stock and/or to sell their shares.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT
TO WIDE FLUCTUATIONS.

      The market price of our common  stock is likely to be highly  volatile and could be subject to wide  fluctuations in response to a number of factors,  some of which are beyond our  control.  The  public  market for our common  stock has historically  been very volatile.  Over the previous fiscal year and the interim quarterly periods,  the market price for our common stock has ranged from $ 0.15 to $ 0.75.  Any future  market  price for our shares is likely to continue to be very volatile.  This price volatility may make it more difficult for you to sell shares  when you want at prices you find  attractive.  We do not know of any one particular  factor that has caused volatility in our stock price.  However,  the stock market in general has  experienced  extreme price and volume  fluctuations that have often been unrelated or disproportionate to the operating  performance

                                       10

of  companies.   Broad  market  factors  and  the  investing  public's  negative perception  of our  business  may  reduce  our stock  price,  regardless  of our operating  performance.  Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or  maintained.
Market fluctuations and volatility, as well as general economic conditions could reduce our market price,  making it difficult or impossible  for you to sell our common stock.

THERE MAY BE A  LIMITED  PUBLIC  MARKET  FOR OUR  SECURITIES  AND WE MAY FAIL TO
QUALIFY FOR NASDAQ OR OTHER LISTING.

      Although we intend to apply for listing of our common  stock on either the
Nasdaq Stock Market or a registered  exchange,  there can be no assurance if and when  initial  listing  criteria  could be met or if such  application  would be granted, or that the trading of the common stock will be sustained. In the event that the common stock fails to qualify for initial or continued inclusion on the
Nasdaq Stock Market or for initial or  continued  listing on a registered  stock exchange,  trading,  if any,  in the common  stock,  would then  continue  to be conducted  on the OTC  Bulletin  Board and in what are  commonly  referred to as
"pink  sheets." As a result,  an investor may find it more  difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common  stock would  become  substantially  less  attractive  for margin loans,  for investment by financial  institutions,  as  consideration  in future capital raising transactions or other purposes.

THE COMMON STOCK IS CONTROLLED BY INSIDERS.

      Our founders and certain affiliated parties beneficially own approximately
95 % of our outstanding shares of common stock. Such concentrated  control of us may  adversely  affect the price of the common  stock.  Our  principal  security holders may be able to control matters  requiring  approval by security holders, including the election of directors.  Such concentrated control may also make it difficult for stockholders to receive a premium for their shares of common stock in the  event of a merger  with a third  party or  different  transactions  that require stockholder  approval.  In addition,  certain provisions of Delaware law could have the effect of making it more  difficult or more expensive for a third party to acquire,  or of  discouraging a third party from attempting to acquire, control of us. Accordingly,  under certain circumstances,  investors may have no effective voice in our management.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

      We  currently  intend  to  retain  any  future  earnings  to  support  the development  and  expansion of our business  and do not  anticipate  paying cash dividends in the foreseeable  future. Any payment of future dividends will be at the  discretion  of the board of directors  after  taking into  account  various factors,  including  but  not  limited  to our  financial  condition,  operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the  time.  Accordingly,  investors  must  rely on sales of their common stock after price appreciation,  which may never occur, as the only way to realize their  investment.  Investors  seeking cash dividends  should not purchase the common stock.

MERGERS OF THE TYPE WE JUST COMPLETED ARE USUALLY HEAVILY SCRUTINIZED BY THE SEC
AND WE MAY  ENCOUNTER  DIFFICULTIES  OR DELAYS IN  OBTAINING  FUTURE  REGULATORY
APPROVALS.

      Historically,  the SEC and Nasdaq have not generally favored  transactions in which a  privately-held  company merges into a largely  inactive company with publicly  traded stock,  and there is a  significant  risk that we may encounter difficulties in obtaining the regulatory  approvals  necessary to conduct future financing or  acquisition  transactions,  or to eventually  achieve a listing of shares on one of the Nasdaq stock markets or on a national securities  exchange.
On June 28, 2005,  the SEC adopted  rules dealing with private  company  mergers into dormant or inactive  public  companies.  As a result,  it is likely that we will  be  scrutinized  carefully  by  the  SEC  and  possibly  by  the  National
Association of Securities Dealers or Nasdaq,  which could result in difficulties or delays in achieving  SEC clearance of any future  registration  statements or other SEC filings that we may pursue, in attracting  NASD-member  broker-dealers to serve as market-makers in our stock, or in achieving  admission to one of the
Nasdaq stock markets or any other national  securities market. As a consequence, our  financial  condition  and the  value and  liquidity  of our  shares  may be negatively impacted.

RISKS  RELATED  TO  THE  STANDBY  EQUITY  DISTRIBUTION   AGREEMENT  AND  SECURED
CONVERTIBLE NOTES

                                       11

FUTURE SALES BY OUR  STOCKHOLDERS  MAY ADVERSELY  AFFECT OUR STOCK PRICE AND OUR
ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

      Sales of our common stock in the public market  following  registration of common stock for the SEDA equity line could lower the market price of our common stock,  as the  number  of  outstanding  shares of  common  stock  may  increase dramatically  or the  perception of such  issuances may suppress  demand for our common stock. Of our 87,242,533 shares of common stock outstanding, in excess of
82 million  shares as of May 15,  2006 are  "restricted  securities"  and may be resold in the public market only if registered or pursuant to an exemption  from registration.  Some  of  these  shares  may  be  resold  under  Rule  144 of the
Securities Act of 1933, as amended. In addition, we have (i) outstanding secured convertible debentures,  which are convertible into shares of common stock based upon the then current market price,  and (ii)  outstanding  Series A Convertible
Preferred Stock, which is convertible into that number of shares of common stock equal to 300 % of our then issued and outstanding common stock, as calculated on a fully  diluted  basis.  Upon  issuance of the maximum  number of shares  being
registered  in  connection  with  the  Standby  Equity  Distribution   Agreement
(including  the  placement  agent fee) and  immediate  conversion of the secured convertible  debentures,  there  would be an  additional  111,537,605  shares of common stock  outstanding  (at $ 0.27 per share).  All of these shares of common stock could be immediately resold in the public market upon effectiveness of the registration statement required by the equity line.

      The  issuance  of these  shares  of  common  stock  would  cause  existing
stockholders  to  experience   substantial   dilution,   and,  most  likely,   a
consequential drop in the common stock's market price.  Moreover,  the perceived risk of this  potential  dilution  could cause  stockholders  to attempt to sell their shares and  investors to short the stock,  a practice in which an investor sells shares that he or she does not own at prevailing market prices,  hoping to purchase shares later at a lower price to cover the sale.  While Cornell Capital
Partners,  LP may not short the stock, we believe it intends to sell any and all shares it  acquires  under the  Standby  Equity  Distribution  Agreement  or the conversion  of its  debentures,  and those sales will affect the market price of the common stock. We have no agreement with Cornell Capital Partners,  LP or any other holder of our secured  convertible  debentures for the orderly sale of our stock.  As each of these  events  would cause the number of shares of our common stock being offered for sale to increase,  the common stock's market price would likely  further  decline.  All of these  events  could  combine  to make it very difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.

CORNELL CAPITAL PARTNERS, LP WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE
OF OUR COMMON STOCK UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT.

      The  common  stock to be issued  under  the  Standby  Equity  Distribution
Agreement  will be issued at a 3% discount  to the lowest  closing bid price for the five (5)  consecutive  trading days  immediately  following  the notice of a sale.  These  discounted  sales  could  cause the price of our  common  stock to decline.  Further,  because Cornell Capital Partners, LP will acquire our common stock at a discount under the Standby  Equity  Distribution  Agreement,  it will have an incentive to  immediately  sell such stock in order to realize a gain on the  difference.  This incentive to sell  immediately  into the public market to realize a gain on the  difference  accelerates if the market price of our common stock declines,  further causing the trading price of our common stock to likely decline.

EXISTING  STOCKHOLDERS  WILL  EXPERIENCE  SIGNIFICANT  DILUTION FROM OUR SALE OF
SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT.

      The sale of shares under the Standby  Equity  Distribution  Agreement will have a  dilutive  impact on our  stockholders.  As a result,  our net income per share could decrease in future periods, and the market price of our common stock could decline as market supply for shares of our common stock will exceed market demand. In addition, if our stock price declines, in order to make further sales under the Standby Equity Distribution Agreement, we will need to issue a greater number  of shares  of  common  stock.  In fact,  upon our  making  requests  for advances,  our  obligation  to  issue  shares  pursuant  to the  Standby  Equity
Distribution   Agreement  is  determined  by  the  then  current  market  prices experienced by the stock and is essentially  limitless.  The number of shares of common stock  issuable in connection  with an advance  under the Standby  Equity
Distribution  Agreement  will  increase if the market  price of our common stock declines,  resulting  in a dilution of  ownership  and voting  power of existing stockholders,  along with the likelihood  that supply of our common stock in the market will exceed demand, all causing the price of our common stock to decline.

                                       12

THERE ARE A LARGE NUMBER OF SHARES  UNDERLYING OUR  CONVERTIBLE  DEBENTURES THAT
MAY BE  AVAILABLE  FOR FUTURE SALE AND THE SALE OF THESE  SHARES MAY DEPRESS THE
MARKET PRICE OF OUR COMMON STOCK

      As of May 15, 2006,  we had  87,242,533  shares of common stock issued and outstanding.  The number of shares of common stock  issuable upon the conversion of our outstanding  debentures will  substantially  dilute  ownership and voting power of  existing  stockholders,  and in all  likelihood  such  increase in the supply of our common stock in the market will exceed  demand,  causing the price of our common stock to decline.  While we will  benefit  from the  corresponding conversion of an existing debt liability to equity,  the debenture  holders will have a financial  incentive  to convert and sell their  converted  common  stock whenever the market price of our stock is greater than the conversion  price and remains greater during the sale period for such converted stock.

IF WE  ARE  REQUIRED  FOR  ANY  REASON  TO  REPAY  OUR  OUTSTANDING  CONVERTIBLE
DEBENTURES,  WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL,  IF AVAILABLE,
OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE  DEBENTURES,  IF
REQUIRED,  COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE
OF SUBSTANTIALLY ALL OF OUR ASSETS.

      Any  event of  default  such as our  failure  to repay  the  principal  or interest  when due, our failure to issue shares of common stock upon  conversion by the holder, our failure to timely file a registration  statement or have such
registration   statement   declared   effective,   breach   of   any   covenant,
representation,  or warranty in the  Securities  Purchase  Agreement  or related
convertible   debenture,   the   commencement   of  a  bankruptcy,   insolvency,
reorganization  or  liquidation  proceeding  against us and the delisting of our common stock could require the early repayment of the convertible  debentures if the default is not cured within the specified  grace period.  We anticipate that the full amount of the convertible  debentures,  together with accrued interest, will be converted into shares of our common stock,  in accordance with the terms of the convertible debentures.

      If we are required to repay the convertible debentures,  however, we would be required to use our limited working capital and/or raise additional funds. If we were unable to repay the  debentures  when  required,  the debenture  holders could  commence  legal action  against us and  foreclose on all of our assets to recover the amounts due.  Any such action  would  require us to curtail or cease operations.

ITEM 2. DESCRIPTION OF PROPERTY.

      OFFICE  FACILITIES.  Our three  current  offices in Texas,  New York,  and
Florida are leased on the  following  terms:  (a) the  principal  office at 2550
Trinity Mills Road, Suite 122, Carrollton, Texas 75006, with approximately 1,100 rentable square feet, is leased through June 30, 2006, for $729.00 monthly rent;
(b) the administrative office at 45 Knollwood Road, Fifth Floor,  Elmsford,  New
York 10523,  with  approximately  1,440 rentable  square feet, is leased through
August 31, 2006, for $2,730 monthly rent; and (c) the development  office at 515
North Flagler  Drive,  Office 15, Suite 300 Pavilion,  West Palm Beach,  Florida
33401,  with  approximately  316 rentable square feet, is leased through July 8,
2006, for $1,210 monthly rent. We believe the current  facilities are sufficient for our needs.

      DESCRIPTION OF REAL ESTATE PROPERTIES

      The following summarizes for each of our separate real estate holdings the principal  information  for each property  either under material  development or constituting  at  least 10 % of  total  assets  of the  Company,  including  its consolidated subsidiaries.

      1. ENCLAVES OF LIVE OAK (MESQUITE, TEXAS)

--------------------------------------------------------------------------------
LOCATION            Gus  Thomasson and Live Oak Road,  City of Mesquite,  Dallas
                    County, Texas
--------------------------------------------------------------------------------
CHARACTER           16.488 Acres

                    Fully approved  development  site for detached single family homes (minimum lot size 6,500 s.f.)

                    Mesquite is a mature satellite city of Dallas.
--------------------------------------------------------------------------------

                                       13

--------------------------------------------------------------------------------
INTENDED USE        Enclaves new home community
                    66 Single Family Homes and Clubhouse
--------------------------------------------------------------------------------
TITLE               Held by Enclaves of Live Oak LLC, a Texas limited  liability company and subsidiary of the Company
--------------------------------------------------------------------------------
ENCUMBRANCES        $ 1,500,000 mortgage held by Cornell Capital Partners, LP to secure Company corporate obligations
--------------------------------------------------------------------------------
MORTGAGE TERMS      Cornell  mortgage is required to be  subordinated to Company acquisition and construction financing for the project
--------------------------------------------------------------------------------
LEASES AND OPTIONS  None
--------------------------------------------------------------------------------
PROGRAM FOR         The  Company  has  obtained  terms  for  70  %  Loan-to-Cost
DEVELOPMENT         construction  financing  in the amount of $  6,109,606  from
                    Regions  Bank and has  negotiated a  construction  agreement with Casas Modernas, LLC to construct the subdivision and 66 homes and  clubhouse.  Subject to obtaining  more  favorable loan  terms  from a builder  credit  facility,  the  Company
                    intends  to  raise  and  contribute  the  remaining   equity
                    capital,   close  the   construction   loan,   and  commence
                    construction.
--------------------------------------------------------------------------------
COMPETITION         The Company  selected  the site because of its access to the employment  center of  Dallas  and the  comparative  lack of available  housing in the median income  range.  The Company has  determined  its  price  points  for the three (3) model homes for this community based upon prevailing apartment and home  rentals  with the  intent  that the  home  offered  is competitively  priced in the market.  This market can easily absorb the entire housing supply from this community.
--------------------------------------------------------------------------------
INSURANCE           The property is currently  unimproved  land. The Company has an owner's  title  insurance  policy and  general  liability policy  governing the site. In the opinion of management the property is adequately covered by insurance.
--------------------------------------------------------------------------------
TAXES               $ 5,240.05 (2005)
                    Tax Rate (per $ 100): 2.36388
--------------------------------------------------------------------------------

      2. ENCLAVES OF SPRING MAGNOLIA (FORT WORTH, TEXAS)

--------------------------------------------------------------------------------
LOCATION            Boat Club Road and Boaz Road,  City of Fort  Worth,  Tarrant
                    County, Texas
--------------------------------------------------------------------------------
CHARACTER           52.773 Acres

                    Development  site for detached  single family homes (minimum lot size 5,000 s.f.) in two phases

                    Phase I (105 Homes) is fully approved

                    Phase II (159 Homes) is subject to final municipal  approval in May 2006

                    This is an active market. The site excellent access to major arteries. The median income in the area is rising.
--------------------------------------------------------------------------------

                                       14

--------------------------------------------------------------------------------
INTENDED USE        Enclaves new home community
                    264 Single  Family Homes and Clubhouse in 2 phases (Phase I:
                    105 Homes; Phase II 159 Homes)
--------------------------------------------------------------------------------
TITLE               Phase I site is held by Enclaves of Spring  Magnolia  LLC, a
                    Texas  limited  liability  company  and  subsidiary  of  the
                    Company

                    Phase II site is held by Enclaves of Spring Magnolia II LLC, a Texas  limited  liability  company and  subsidiary  of the
                    Company
--------------------------------------------------------------------------------
ENCUMBRANCES        Phase I site: $ 5,560,822  mortgage held by Cornell  Capital
                    Partners, LP to secure Company corporate obligations

                    Phase II site: $ 788,750  purchase  money  mortgage  held by seller (Orinda Capital Partners,  LP)(balance on 12-31-05: $
                    688,750)
--------------------------------------------------------------------------------
MORTGAGE TERMS      Cornell  mortgage is required to be  subordinated to Company acquisition and construction financing for the project

                    Orinda  mortgage is 10 % interest due at maturity and is due
                    June 1, 2006.
--------------------------------------------------------------------------------
LEASES AND OPTIONS  None
--------------------------------------------------------------------------------
PROGRAM FOR         For  Phase  I  the  Company  has  obtained  terms  for  70%
DEVELOPMENT         Loan-to-Cost  construction  financing  for  Spring  Magnolia
                    Phase I in the amount of $ 8,728,194  from  Regions Bank and has negotiated a construction agreement with Casas Modernas,
                    LLC  to  construct  the   subdivision   and  105  homes  and
                    clubhouse.  Subject to obtaining  more  favorable loan terms from a builder credit facility, the Company intends to raise and  contribute  the  remaining  equity  capital,  close the construction loan, and commence construction.

                    For  Phase II the  Company  has  obtained  terms  from  land lenders for a proposed  refinancing  of the Orinda  purchase money  mortgage and plans to raise  development  and working capital from a 75 %  Loan-to-Value  mortgage on the Phase II
                    site,   based  upon  an  increased   appraised  value  after
                    recognition  of zoning and  related  entitlement  approvals.
                    Phase II would  commence  construction  to overlap  with the construction and marketing period for Phase I.
--------------------------------------------------------------------------------
COMPETITION         The Company  selected  the site because of its access to the employment  center of Fort Worth and the comparative lack of available  housing in the median income  range.  The Company has  determined  its  price  points  for the three (3) model homes for this community based upon prevailing apartment and home  rentals  with the  intent  that the  home  offered  is competitively  priced in the market.  This market can easily absorb the entire housing supply from this community.
--------------------------------------------------------------------------------

                                       15

--------------------------------------------------------------------------------
INSURANCE           The property is currently  unimproved  land. The Company has an owner's  title  insurance  policy and  general  liability policy  governing the site. In the opinion of management the property is adequately covered by insurance.
--------------------------------------------------------------------------------
TAXES               Phase I: $ 36.93 (2005)
                    Tax Rate (per $ 100): $ 3.166777

                    Phase II: $ 161.10
                    Tax Rate (per $ 100): 2.351127
--------------------------------------------------------------------------------

      3. ENCLAVES OF EAGLE NEST (NORTH FT. MYERS, FLORIDA)

--------------------------------------------------------------------------------
LOCATION            1011 Donald Road, North Fort Myers, Lee County, Florida
--------------------------------------------------------------------------------
CHARACTER           56.90 Acres

                    Filed  Rezoning  Request  to Lee County  for  rezoning  from
                    Agricultural  to  Residential  Single-Family  and to allow a
                    Residential  Planned Development of up to 275 dwelling units
                    (single and multi-family) has been determined sufficient for public hearings.  This rezoning is a joint  application with the  adjacent  land-owner  developing  a shopping  center on
                    Bayshore  Road,  the  access  point  to  the  site.  Pending
                    Environmental  Resource  Permit  Application  to  the  water management  district  simultaneously  being processed by the
                    Army  Corps of  Engineers,  for  groundwater  and  wet-lands management.

                    North  Fort  Myers  is  an  active  and  rapidly   expanding
                    development  market,  with multiple home  builders,  and the site has  appreciated  in market value since  acquisition in
                    January 2005.
--------------------------------------------------------------------------------
INTENDED USE        Enclaves new home community
                    195 Single Family Homes and Clubhouse

                    Separate  multi-family  housing  community  (80  units  /  4 stories)
--------------------------------------------------------------------------------
TITLE               Held by  Enclaves  of Eagle  Nest  LLC,  a  Florida  limited liability company and subsidiary of the Company
--------------------------------------------------------------------------------
ENCUMBRANCES        $  1,250,000   acquisition  and  development  mortgage  from
                    Magellan  Mortgage  Group,  West Palm  Beach,  Florida as of
                    December  31,  2005  (Refinanced  on January  18,  2006 by $
                    2,500,000  acquisition and  development  mortgage from Orion
                    Bank, North Ft. Myers, Florida)

                    $ 2,000,000 mortgage held by Cornell Capital Partners, LP to secure Company corporate obligations
--------------------------------------------------------------------------------
MORTGAGE TERMS      Orion Bank  mortgage is interest  only at prime + 1 % and is due January 19, 2007;  funded interest reserve makes monthly payments

                    Cornell  mortgage is required to be  subordinated to Company acquisition and construction financing for the project
--------------------------------------------------------------------------------

                                       16

--------------------------------------------------------------------------------
LEASES AND OPTIONS  None
--------------------------------------------------------------------------------
PROGRAM FOR         The Company has filed and is  prosecuting  its  applications
DEVELOPMENT         for zoning and  development  approvals which will proceed to
                    rezoning   approval  in  the  third  quarter  of  2006.  The
                    environmental  resource  application  is in first review and for  groundwater  and wetlands  management  approvals may be deemed  sufficient  about  the  same  time as the  rezoning;
                    provided  that  building  permits and the  determination  to proceed with  construction  drawings and  commitments  would depend upon any  simultaneous  approvals from the Army Corps of Engineers  and U.S. Fish & Wildlife  Service.  Management
                    anticipates those approvals would be forthcoming and on that basis would proceed with construction commitments the fourth quarter of 2006.
--------------------------------------------------------------------------------
COMPETITION         The Company  selected  the site because of its access to the employment  center of North Fort  Myers and the  comparative lack of available  housing in the median income  range.  The
                    Company has  determined  its price  points for the three (3)
                    model  homes  for  this  community   based  upon  prevailing
                    apartment  and home  rentals  with the intent  that the home offered is competitively  priced in the market.  This market can  easily  absorb  the  entire  housing  supply  from this community.
--------------------------------------------------------------------------------
INSURANCE           The property is currently  unimproved  land. The Company has an owner's  title  insurance  policy and  general  liability policy  governing the site. In the opinion of management the property is adequately covered by insurance.
--------------------------------------------------------------------------------
TAXES               $ 7,034.28 (2005)
                    Tax Rate (per $ 100): .0187663
--------------------------------------------------------------------------------

      4. ENCLAVES OF GRAND OAKS (LEXINGTON, SOUTH CAROLINA)

--------------------------------------------------------------------------------
LOCATION            Longs  Pond Road  (near  U.S.  20  intersection),  Lexington
                    County, South Carolina
--------------------------------------------------------------------------------
CHARACTER           277.34 Acres

                    Fully  as of right  development  site  for  detached  single family homes (minimum lot size 6,500 s.f.)

                    Lexington is part of the Columbia market
--------------------------------------------------------------------------------
INTENDED USE        Enclaves new home community
                    150 - 300 Single Family Homes and Clubhouse

                    Developed lots for sale in phases to other home builders
--------------------------------------------------------------------------------

                                       17

--------------------------------------------------------------------------------
TITLE               Held by Enclaves of Grand Oaks LLC, a South Carolina limited liability company and subsidiary of the Company
--------------------------------------------------------------------------------
ENCUMBRANCES        $ 4,615,000 acquisition mortgage from Sovereign Bank, N.A.
--------------------------------------------------------------------------------
MORTGAGE TERMS      Sovereign  mortgage is  interest  only at LIBOR + 2.25 % and due  December  31, 2006;  a funded  interest  reserve  makes monthly payments
--------------------------------------------------------------------------------
LEASES AND OPTIONS  None
--------------------------------------------------------------------------------
PROGRAM FOR         The Company has engaged  civil  engineers  and its landscape
DEVELOPMENT         design  firm to prepare  and submit for review by  Lexington
                    County  building   authorities  a  proposed  site  plan  for
                    approximately  1,000 to 1,050 home lots in six phases,  with amenities and a commercial development, and obtained builder interest in purchases of developed lots;  simultaneously the
                    Company has sought development  financing for the spine road and lot  improvements  required to sell finished  lots.  The
                    Company plans to develop the entire site to accommodate  the
                    Enclaves   community  and  make  the  balance  of  the  site
                    marketable for sale.
--------------------------------------------------------------------------------
COMPETITION         The Company  selected the site because of its rising  median income  and  economic  stability  including  access  to  the employment  center of Columbia and the  comparative  lack of available  housing in the median income  range.  The Company has  determined  its  price  points  for the three (3) model homes for this community based upon prevailing apartment and home  rentals  with the  intent  that the  home  offered  is competitively  priced in the market.  This market can easily absorb  the  entire  housing  supply  from  this  community.
                    Moreover, based upon builder interest in lots for housing at
                    different   price  points   compatible   with  the  Enclaves
                    development,  management  believes it obtained the site at a lot price that allows profitable development and sale of the excess land.
--------------------------------------------------------------------------------
INSURANCE           The property is currently  unimproved  land. The Company has an owner's  title  insurance  policy and  general  liability policy  governing the site. In the opinion of management the property is adequately covered by insurance.
--------------------------------------------------------------------------------
TAXES               $ 14,099.99 (2005)
                    Tax Rate (per $ 100): .37035
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

      We are not involved in any pending lawsuits, claims, or legal proceedings.
In the event a claim or proceeding is later instituted and a potential loss from any claim or legal proceeding is material,  probable,  and can be estimated,  we will accrue a liability for estimated  settlements and incurred but unpaid legal fees for services performed to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS,  AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      Our common stock began  trading on the "pink sheets" on November 16, 1999, under the  symbol  "AUUI"  which was  changed to "ALLC" on March 15,  2003.  Our common stock has been quoted on the OTC Bulletin  Board since  November 5, 2004, under the original  symbol  "ALLC" which was changed on July 29, 2005,  first to
"ECGV" after the share exchange with Enclaves Group,  Inc. and then to "ECGR" on
September 22, 2005,  after the 500 - 1 reverse stock split made effective August
18, 2005. Based upon information  furnished by our transfer agent, as of May 15,
2006, we had approximately 104 holders of record of our common stock.

      The  following  table  sets  forth  the  high and low bid  prices  for the
Company's  common  stock  for the  periods  indicated,  as  reported  by the OTC
Bulletin Board. The prices state inter-dealer  quotations,  which do not include retail  mark-ups,  mark-downs,  or  commissions.  Such prices do not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                         Fiscal 2005 (1)                  Fiscal 2004
                    -----------------------         -----------------------
--------------------------------------------------------------------------------
COMMON STOCK        High Bid        Low Bid         High Bid        Low Bid
------------        --------        -------         --------        -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
First Quarter        $ 1.50         $ 0.50          $ 0.045         $ 0.020
--------------------------------------------------------------------------------
Second Quarter       $ 0.75         $ 0.15          $ 0.020         $ 0.010
--------------------------------------------------------------------------------
Third Quarter        $ 0.75 (1)     $ 0.15 (1)      $ 0.019         $ 0.008
--------------------------------------------------------------------------------
Fourth Quarter       $ 0.44 (1)     $ 0.15 (1)      $ 0.018         $ 0.001
--------------------------------------------------------------------------------

      Note: (1)   Effective as of August 18, 2005, the Company  effected a 500 -
                  1 reverse  stock split for its common stock and bid prices for the  periods  thereafter  would  relate  to  the  consolidated shares.

      The Company did not  repurchase  any of its shares of Common  Stock in the fourth fiscal quarter of 2005.

RECENT SALES OF UNREGISTERED SECURITIES

      The following  information  describes the  securities  sold by the Company within the past three (3) years without registration of the securities under the
Securities Act.

                    SECURITIES SOLD FOR ALLIANCE TOWERS, INC.

      (1) On February 13,  2003,  we issued  1,036,000,000  shares of our common stock in  connection  with our share  exchange  with  Alliance  Towers,  Inc. In return, we received all of the issued and outstanding shares of Alliance Towers,
Inc. These shares of common stock were valued at $ 0.001 per share.

      (2) On May 25,  2004,  we issued a 5 %  convertible  debenture  to Cornell
Capital  Partners,  LP, in the principal amount of $ 250,000 for cash less a 5%
discount.

      (3) On May 28, 2004, we issued 500,000 shares to a placement agent for the
Equity Line Agreement.

      (4) On June 1,  2004,  we issued  25,000,000  shares  valued at $ 0.01 per share to Bottom Line Advisors for a two year consulting agreement.

      (5) On July 21,  2004,  we issued a 5 %  convertible  debenture to Cornell
Capital  Partners,  LP, in the principal amount of $ 125,000 for cash less a 5%
discount.

      (6) On August 4, 2004,  we issued  5,000,000  shares  valued at $ 0.02 per share to David Propis for a one year consulting agreement.

      (7) On January 25, 2005, the Company issued 100,000,000  restricted shares of its common stock, valued at $ 0.00123 per share, to OWW Clearing LLC, for the satisfaction  of note payables and accrued  interest in the amount of $ 123,676.
These notes  represented funds received from OWW Clearing LLC between April 2003 and January 2004.

      (8) On January 25, 2005, the Company issued 150,000,000  restricted shares of its  common  stock,  valued at $ 0.00127  per  share,  to Lee  Matzig for the satisfaction  of a  note  payable  and  accounts  payable  in  the  amount  of $
190,730.53 in connection with August Project 1 Corp. This amount due represented amounts  carried  over from  August  Project 1 Corp.  through  the  merger  with
Alliance Towers, Inc. on February 13, 2003.

      (9) On January 25, 2005, the Company issued  31,924,000  restricted shares of its common stock, valued at $0.0013 per share, to Diversified  Management LLC for the  satisfaction of a note payable in the amount of $ 41,500.  On August 1,
2004, the Company had previously issued a note payable in the amount of $ 80,476 for partial payment of tower inventory  purchased on that date and as of January
25, 2005, the remaining principal balance of the note was $ 41,500.

      (10) On January 25, 2005, the Company issued 59,384,615  restricted shares of its common  stock,  valued at $ 0.0013 per  share,  to Kenneth  Brand for the satisfaction of deferred  consulting  expenses in the amount of $ 77,200,  which had accumulated through March 2004.

      (11) On January 25, 2005, the Company issued 64,477,692  restricted shares of its common  stock,  valued at $ 0.0013 per  share,  to Michael  Delin for the satisfaction of deferred compensation  expenses in the amount of $83,821,  which had accumulated through January 2005.

      (12) On January 25, 2005, the Company issued 305,590,000 restricted shares of its common  stock valued at $ 0.0013 per share,  to Bottom Line  Advisors for the  satisfaction of accounts  payable in the amount of $ 398,567,  which amount was due to Central Wireless,  Inc. Bottom Line Advisors  contracted with Central
Wireless,  Inc.  for  the  purchase  of  the  Central  Wireless,  Inc.  accounts receivables  that were owed by the  Company.  Central  Wireless,  Inc.  received
134,065,000  shares of common stock in the transaction from the shares issued to
Bottom Line.

      (13) On January 25, 2005, the Company issued 150,000,000 restricted shares of its common  stock,  valued at $ 0.001,  to Bottom Line  Advisors for advisory services of $150,000.

      (14) On February 2, 2005, the Company issued 153,526,923 restricted shares of its common  stock,  valued at $0.0013 per share,  to Robert  Sandburg for the satisfaction of deferred compensation expenses in the amount of $199,585,  which had accumulated through January 2005.

           SECURITIES SOLD FOR ENCLAVES GROUP, INC. (PRIVATE COMPANY)

      (15) In October  2004,  Homes For America  Holdings,  Inc.,  our principal stockholder,  engaged Knightsbridge  Holdings, LLC of Aventura,  Florida under a services  agreement  to  identify  funding  sources  and  to  provide  financial consultation  for the development of our business in  consideration  of a $2,500 monthly  retainer  and one percent  (1%) of our Series A  Convertible  Preferred
Stock, issuable upon effectiveness of the registration statement required by the
Standby Equity Distribution Agreement with Cornell Capital Partners, LP.

      (16) On November  17,  2004,  the private  company  Enclaves  Group,  Inc.
accepted a  subscription  from Homes For America  Holdings,  Inc., our principal stockholder,  to  acquire  10,000  shares of common  stock par value $ 0.001 per share.

      (17) On December  28,  2004,  the private  company  Enclaves  Group,  Inc.
entered into a Securities Purchase Agreement pursuant to which we have issued an aggregate of $ 5,500,000 in convertible  debentures to Cornell Capital Partners,
LP and  Montgomery  Equity  Partners,  Ltd. in exchange  for $ 5,500,000 in cash
(less $ 100,000 in structuring fees and $ 550,000 in discounts).

      (18) On December 28, 2004, we engaged Newbridge Securities Corporation,  a registered  broker-dealer,  to advise us in connection  with the Standby  Equity
Distribution  Agreement ("SEDA") with Cornell Capital Partners,  LP. Pursuant to the  engagement  letter,  as  amended  to date,  we  agreed  to issue  Newbridge
Securities  Corporation $ 10,000  payable in shares of our common  stock,  to be registered with the shares required under the SEDA.

      (19) On December 28, 2004,  Enclaves  Group,  Inc.,  the private  company, issued 816,000 shares of its Series A Convertible  Preferred  Stock to Homes For
America Holdings,  Inc. at par value ($ 0.001 per share) in consideration of its original $ 600,000 capital contribution in the form of the principal assets with which we began the Company,  including the proprietary YOUR HOME(SM) Program and all of the original  development work,  contracts,  and properties from its Your
Home unit.

      (20) On December 28, 2004,  Enclaves  Group,  Inc.,  the private  company, issued  184,000  shares of its Series A Convertible  Preferred  Stock to Cornell
Capital   Partners,   LP  ("Cornell)  at  par  value  ($  0.001  per  share)  in consideration  of a  structuring  fee  under  the  Standby  Equity  Distribution
Agreement with Cornell.

           SECURITIES SOLD FOR ALLIANCE TOWERS, INC. (ENCLAVES MERGER)

      (21) On April 27, 2005,  the Company  issued  2,818,936,770  shares of its common stock and 6,000,000 shares of its Series A Convertible Preferred Stock to
Homes For America  Holdings,  Inc. in  connection  with our share  exchange with
Enclaves  Group,  Inc. In exchange we obtained all of the issued and outstanding shares of the common stock of the private  company  Enclaves  Group,  Inc. These shares of common stock were valued at $ 0.001 per share. The 6,000,000 shares of preferred stock were converted to 38,621,264,600 shares of our common stock upon our recapitalization to increase the number of authorized shares.

      (22) On April 27, 2005,  the Company issued 816,000 shares of our Series B
Convertible  Preferred  Stock to Homes For America  Holdings,  Inc.  and 184,000
shares of our Series B Convertible  Preferred Stock to Cornell Capital Partners,
LP in connection with our share exchange with Enclaves  Group,  Inc. In exchange we obtained all of the issued and  outstanding  shares of the preferred stock of the private  company  Enclaves  Group,  Inc.  These  shares of common stock were valued at $ 0.001 per share.  As part of the merger of the Company and  Enclaves
Group,  Inc. and our  domestication  in the State of Delaware,  these  1,000,000 shares were named Series A Convertible Preferred Stock of the surviving company.

             SECURITIES SOLD FOR ENCLAVES GROUP, INC. (POST MERGER)

      (23) On June 20,  2005,  we  entered  into a  strategic  planning,  public relations, and marketing consulting services agreement with ClearVision, Inc., a
California  corporation.  Among  other  services,  the  agreement  provides  for
ClearVision,  Inc. to provide our business with significant  media exposure.  As consideration for its services, we are required to pay ClearVision,  Inc. shares of  common  stock in the  aggregate  amount  of $  350,000,  upon the  effective registration of the common stock shares.

      (24) On August 9,  2005,  we entered  into a  strategic  planning,  public relations,  and marketing  consulting services agreement with Global Media Fund,
LLC, a Virginia limited liability company.  Among other services,  the agreement provides for Global Media Fund,  LLC to provide our  business  with  significant media exposure. As consideration for its services, we are required to pay Global
Media Fund,  LLC shares of common  stock in two  installments  in the  aggregate amount of $ 250,000, upon the effective registration of the common stock shares.

      (25) On November 7, 2005,  we entered into an agreement  for the provision of investor relations services with Lippert/Heilshorn & Associates,  Inc., a New
York   corporation.   Among  other   services,   the   agreement   provides  for
Lippert/Heilshorn   &   Associates,   Inc.  to  provide  our  business   with  a
custom-designed,  team-based  investor relations program to assist in presenting our securities  and business  program to the  investment  community.  As partial
consideration   for  its   services,   we  are   required   each  month  to  pay
Lippert/Heilshorn  &  Associates,  Inc.  45,000  warrants to purchase our common stock, in an aggregate amount of 540,000 warrants for shares.

      (26) On November 9, 2005, we entered into an Amended and Restated  Standby
Equity  Distribution  Agreement with Cornell Capital  Partners,  LP, amending an original  agreement  entered into on December 28, 2004.  Pursuant to the Standby
Equity  Distribution  Agreement,  as currently amended and in effect, we may, at our discretion,  periodically sell to Cornell Capital  Partners,  L.P. shares of common stock for a total purchase price of up to $ 46,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement,  Cornell
Capital  Partners,  LP will pay 97 % of, or a 3 % discount to, the lowest volume weighted  average  price of the common  stock  during  the five (5)  consecutive trading days immediately following the notice date. Cornell Capital Partners, LP will retain 5 % of each advance under the Standby Equity Distribution  Agreement as a commitment fee.

      (27) On  November 9, 2005,  we issued to Cornell  Capital  Partners,  LP a
Warrant to acquire up to 184,000  shares of our Series A  Convertible  Preferred
Stock,  valued at par ($ 0.001 per share) in  consideration  of its surrender of the same number of shares of the Series A Convertible  Preferred Stock issued to
Cornell  Capital  Partners,  LP on December 28,  2004,  in  connection  with the original  Standby  Equity  Distribution  Agreement,  and  replaced  by  Series B
Convertible  Preferred  Stock as part of our share  exchange on April 27,  2005.
This Warrant limits  exercise by its holder in the event it has or would have in excess of 4.99 % direct or beneficial interest in our common stock outstanding.

      (28) On  November 9, 2005,  we issued  amended  and  restated  convertible debentures to the current holders of the convertible debentures issued under the
Securities   Purchase  Agreement  dated  December  28,  2004,  as  well  as  the convertible debentures issued by Alliance Towers, Inc. on May 25, 2004, and July
21, 2004,, to confirm and consolidate the debenture balances,  including accrued interest and other charges, and modified the payment terms for these debentures.
Specifically, on November 9, 2005, we issued an amended and restated convertible secured debenture of $ 1,991,217 to Cornell Capital Partners, LP, an amended and restated convertible debenture of $ 1,938,246 to Highgate House Funds, Ltd., and an amended and  restated  convertible  debenture  of $ 2,689,319  to  Montgomery
Equity Partners, Ltd.

      We relied upon the  exemption  provided in Section 4(2) of the  Securities
Act of  1933,  as  amended,  and/or  Regulation  D and/or  Rule 506  promulgated thereunder,  which cover  "transactions  by an issuer not  involving  any public offering," to issue securities  discussed above without  registration  under the
Securities Act of 1933, as amended.  We made a  determination  in each case that the person to whom the securities were issued did not need the protections  that registration would afford.  The certificates  representing the securities issued displayed a restrictive  legend to prevent  transfer  except in compliance  with applicable  laws, and our transfer agent was instructed not to permit  transfers unless directed to do so by us, after approval by our legal counsel.  We believe that the  investors  to whom  securities  were  issued  had such  knowledge  and experience in financial and business  matters as to be capable of evaluating the merits  and  risks  of the  prospective  investment.  We also  believe  that the investors had access to the same type of  information as would be contained in a registration statement.

DIVIDENDS

      We have not  declared  or paid  dividends  on our common  stock and do not anticipate  declaring  or paying any cash  dividends  on our common stock in the foreseeable  future. We currently expect to retain future earnings,  if any, for the development of our business.  Dividends may be paid on our common stock only if and when declared by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

      The Company has adopted an incentive  plan agreeing to issue up to 20 % of the preferred  stock  outstanding to its founders and key executive  officers as follows: 4 % each to two founders,  Robert A. MacFarlane and Robert M. Kohn; 4%
each to the Chief  Executive  Officer and Chief  Operating  Officer;  2 % to the
Chief Marketing  Officer;  and 2 % to the Chief  Financial  Officers (1 % to the
current CFO of an affiliate  providing services and 1 % to the Company CFO to be recruited.) No preferred stock has been issued under the incentive  plan.  Under the terms of the equity line agreement  this  preferred  stock may not be issued until the registration  statement  required by the Standby Equity Line Agreement with Cornell Capital  Partners,  LP has become  effective.  The Company does not currently have in place any other stock option plan or incentive  stock plan for our directors, officers, or employees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The  following  discussion  of our  financial  condition  and  results  of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document. All reference to "the Company" for periods  prior to the  closing  of the  Merger  refer to  Enclaves  Private  and references to "the Company" for periods  subsequent to the closing of the Merger refer to us and our subsidiaries.

HISTORY

                         ORGANIZATION AND CAPITALIZATION

      We were  incorporated  in the State of Delaware on November 17,  2004,  as
Enclaves  Group,  Inc.,  a  privately  held  corporation   ("Enclaves  Private")
organized for the specific  purpose of introducing our proprietary YOUR HOME(SM)
Lease and Own Program to target the working class  families who continue to rent housing rather than purchasing.

      Our principal  stockholder,  Homes For America Holdings,  Inc.  originally
developed  our  business  plan,  and  conducted   demographic   and  test-market
investigations,  prepared  brand  identification  and marketing  materials,  and negotiated the right to purchase two of our prospective  building  sites.  Homes
For America  Holdings,  Inc.  also sought  equity and debt  financing  to secure immediate  development and expansion of the YOUR HOME(SM) Lease and Own Program.
To that  end,  in  October  2004,  Homes  for  America  Holdings,  Inc.  engaged
Knightsbridge  Holdings,  LLC under a services  agreement  to  identify  funding sources and to provide  financial  consultation  for the development of the YOUR
HOME program (the  "Knightsbridge  Agreement"),  in  consideration  of a $ 2,500 monthly retainer and a performance  based fee on debt or equity financing raised for  the  company,  including  one  percent  (1%) of our  authorized  Series  A
Convertible Preferred Stock.

      Through Knightsbridge  Holdings, LLC, Homes for America Holdings, Inc. met
and negotiated debt and equity facilities (described below) with Cornell Capital
Partners,  LP. Cornell  Capital  Partners,  LP offered  bridge  financing and an equity credit line financing for the immediate launch of the YOUR HOME program.

      To qualify the YOUR HOME program for the Cornell Capital Partners, LP debt and equity facilities,  Homes For America Holdings, Inc. formed Enclaves Private as a  wholly-owned  subsidiary on November 17, 2004,  and  transferred to it the business  development  plans,  proprietary  marks and  licenses,  the  exclusive proprietary  rights to  license  the YOUR HOME  Lease  and Own  business  model, intellectual properties,  marketing and feasibility studies, purchase contracts, site  work,  due  diligence  reports,  and plans for two  project  sites (one in
Mesquite, Texas, and the other in North Fort Myers, Florida), and certain office personnel and related assets. At the same time Enclaves Private recruited,  with the  consent  of Homes For  America  Holdings,  Inc.,  Mark D.  MacFarlane,  the
principal  manager who  successfully  developed the YOUR HOME(SM)  Lease and Own business  plan, and Emilia  Nuccio,  the marketing  consultant who conducted the demographic marketing research and successfully  developed the brand, marks, and promotional materials, to serve as executive officers in the business.

      As consideration for these properties and assets,  valued in excess of Six
Hundred  Thousand  Dollars ($  600,000),  in  December  2004  Homes For  America
Holdings,  Inc. obtained all of the initial common stock and significant  voting rights through the issuance of our Series A Convertible  Preferred Stock, all of
which is held by Homes For America  Holdings,  Inc. Through those voting rights,
Homes for America Holdings,  Inc. retains  substantial  ownership rights and the ability to control the development and expansion of our business.

      It should be noted that the common  stock of Homes For  America  Holdings,
Inc.  was  previously  registered  under  Section  12(g) of the  Securities  and
Exchange  Act of 1934 and that Homes for  America  Holdings,  Inc.  itself was a public  corporation with its stock traded on the  over-the-counter  markets with the trading symbol "HFAM." However,  Homes For America Holdings,  Inc. failed to make any of its mandated  public  filings  after the period ended  September 30,
2002. Homes for America Holdings,  Inc.  determined that the resources  required for continued  compliance with the public company  requirements  could be better applied  in its  business  operations  and  accordingly  submitted  an  offer of
settlement  to  the  Securities  and  Exchange  Commission   consenting  to  the
revocation of the public  registration of its  securities.  On October 12, 2005, the Securities  and Exchange  Commission  accepted  Homes for America  Holdings,
Inc.'s  consent to the Securities and Exchange  Commission's  Order  Instituting

Proceedings,  Making Findings,  and Revoking Registration of Securities Pursuant
to Section 12(j) of the  Securities  Exchange Act of 1934,  and pursuant to that order the  Securities and Exchange  Commission  concluded that Homes for America
Holdings, Inc. failed to comply with Section 13(a) and Rules 13a-1 and 13a-13 of the  Securities  Exchange  Act of 1934,  as  amended,  while  Homes for  America
Holdings,  Inc.'s  common  stock  was  registered  under  Section  12(g)  of the
Securities and Exchange Act of 1934, as amended,  as Homes for America Holdings,
Inc.  failed  to make any  periodic  filings  subsequent  to the  period  ending
September  30, 2002. As a result of this  failure,  Homes for America  Holdings,
Inc.  consented to the Securities and Exchange  Commission's order that pursuant to Section 12(j) of the  Securities  and Exchange Act of 1934,  as amended,  the registration  of each class of Homes for  America  Holdings,  Inc.'s  securities registered  under  Section 12 of the  Securities  and Exchange  Act of 1934,  as
amended, be immediately revoked as of October 12, 2005.

                            INITIAL BRIDGE FINANCING

      In December 2004, we entered into the Securities  Purchase  Agreement with
Cornell Capital Partners,  LP and Montgomery Equity Partners,  Ltd. and obtained an undertaking by Cornell Capital  Partners,  LP and Montgomery Equity Partners,
Ltd.  to  advance us an  aggregate  of $5.5  million  evidenced  by  convertible debentures  for the  acquisition  of the first two project sites together with a third site to be  identified.  Under this loan facility we were to draw down the proceeds in three  tranches,  $1.5 million for the  acquisition  of the Mesquite site,  $1.5 million for the  acquisition  of the North Fort Myers site, and $2.5 million for the site to be designated.

      To secure  payment  under  the  debenture  financing,  we  entered  into a
Security  Agreement  with the  holders  of the  debentures  granting  a security interest in substantially all of our assets and properties,  agreed to furnish a recorded  mortgage or deed in trust lien to the  holders  for any real  property owned by us, and  arranged for Homes for America  Holdings,  Inc. to execute and deliver a guaranty of payment for the debentures.

      Immediately  after closing the transaction with Cornell Capital  Partners,
LP and Montgomery Equity Partners, Ltd. we drew down the first $ 1.5 million and purchased  the  Mesquite,  Texas site on December  30, 2004 for $ 400,000 in the name of our  subsidiary  Enclaves  of Live Oak LLC,  a Texas  limited  liability company.  This site  comprises  approximately  16.49  acres and we plan to build sixty-six (66)  single-family  homes on the site as our first project presenting the YOUR HOME program.

      On January 14, 2005, we drew down on the debenture facility,  this time in the  amount of $ 2 million to allow us,  with net  proceeds  remaining  from the first tranche,  to purchase the North Fort Myers,  Florida site for $ 2 million, in the name of our  subsidiary,  Enclaves  of Eagle Nest LLC, a Florida  limited liability company. This site, which comprises approximately 56.90 acres on which we plan to build  two  hundred  seventy  five  (275)  single  family  homes  and town-homes,  is  subject to a pending  rezoning  application  and  environmental resource permit application before building may commence.

      On May 16, 2005,  we drew down the  remaining $ 2 million on the debenture facility and applied the net  proceeds,  together  with seller  financing in the amount of $ 788,750,  to acquire  the third  designated  project  site,  in Fort
Worth, Texas in the name of two subsidiaries, Enclaves of Spring Magnolia LLC, a
Texas limited liability  company,  which acquired Phase I (of the property) with approximately  23 acres on which one hundred five (105) units are  planned,  and
Enclaves of Spring  Magnolia II LLC, a Texas limited  liability  company,  which acquired  Phase II (of the property)  with  approximately  29 acres on which one hundred fifty nine (159) units are planned.

                      PRIVATE INVESTMENT INTO PUBLIC ENTITY

      We entered into the Securities Purchase Agreement and took the convertible debenture  facility as bridge  financing to establish  our business  program and commence  development of the initial  projects.  At the same time and as part of the  same  transaction  with  Cornell  Capital  Partners,  LP,  we  obtained  an undertaking  for an equity credit line facility from Cornell  Capital  Partners,
LP,  provided  we  arranged  to become a public  corporation  and then  filed an effective  registration  statement  for the  common  stock to be sold under this facility.

      As part of this transaction,  we and Cornell Capital Partners,  LP entered into  (i)  a  Standby  Equity  Distribution  Agreement,  a  Registration  Rights
Agreement,  and an Investor  Registration  Rights  Agreement  (to  register  the convertible debentures as well), (ii) a Placement Agent Agreement with Newbridge
Securities Corporation,  (iii) an Escrow Agreement with David Gonzalez, Esq., to serve as escrow  agent  for the stock  deliveries  and sale  proceeds,  and (iv)
related  certificates,  opinions,  and  instruments to secure and facilitate the sale of common  stock once  registered.  (As part of later  transactions,  those agreements have been materially modified or terminated, as described below.)

      Accordingly,  in December  2004,  we prepared to become a  publicly-traded company  through an arrangement  with a public company which would receive seven percent (7%) of our common stock and distribute it to its public  stockholders, thus establishing a public company  stockholder base. On review of the attendant costs of seeking  such  registration  however,  and with advice of  counsel,  we determined to seek registration in a different manner,  and began  investigating the prospects for a "public shell merger."

                               PUBLIC SHELL MERGER

      We are now the successor  corporation to Alliance Towers,  Inc., a Florida corporation, pursuant to a stock purchase and share exchange arrangement entered into by us to effect a reverse  acquisition  through a process commonly referred to as a "reverse merger".

      1. SHARE EXCHANGE AND ACQUISITION

      Beginning in February 2005 and continuing  until April 2005, we negotiated with Alliance Towers,  Inc. for a prospective  merger or share exchange followed by a merger. On April 27, 2005, we and Alliance Towers,  Inc., together with the two executive officers of Alliance Towers,  Inc., Robert C. Sandburg and Michael
S. Delin, entered into a Stock Purchase Agreement and Share Exchange.

      Prior to the share exchange,  Alliance Towers,  Inc. was a publicly-traded reporting  company with the Securities and Exchange  Commission  that was in the final stage of ceasing its day-to-day business of developing, owning, marketing,
and  managing  wireless  communication  tower  facilities.   Immediately  before
consummation of the share exchange agreement, Alliance Towers, Inc:

      (i)   withdrew  a  pending  registration   statement  it  had  before  the
            Securities  and Exchange  Commission  for common stock related to an equity credit line it had separately negotiated with Cornell Capital
            Partners, LP but which had not yet been declared effective;

      (ii)  received a notice of default  for and  demand  for  payment  under a promissory  note in the amount of $  1,696,866  to E.M.  Enterprises
            General  Contractors,  Inc.,  the  general  contractor  for the cell towers built by Alliance Towers, Inc.; and

      (iii) reached a compromise with E.M. Enterprises General Contractors, Inc.
            whereby E.M. Enterprises General Contractors, Inc. took title to the cell towers and related operating leases and assets in settlement of the outstanding loan obligation.

      After  taking the above  actions,  Alliance  Towers,  Inc.  became a shell corporation  with reported  liabilities of approximately $ 430,000 and no assets other than its public reporting status.  Immediately thereafter, we and Alliance
Towers, Inc. consummated the share exchange agreement.

      Pursuant to the share  exchange  agreement,  Homes for  America  Holdings,
Inc., the sole common  stockholder of the private company Enclaves Group,  Inc., exchanged  its common  stock for an aggregate  of (i)  2,818,936,770  (5,637,874 after 1-for-500  reverse stock split) shares of common stock of Alliance Towers,
Inc. and (ii) 6,000,000  shares of Series A Preferred Stock of Alliance  Towers,
Inc., which preferred stock was  convertible,  at the option of the stockholder, into  38,621,264,600  (77,242,533 after 1-for-500 reverse stock split) shares of common stock of Alliance Towers,  Inc. Taken together,  after conversion,  these securities  constituted 95 % of the common stock of the Company, which Homes for
America Holdings, Inc. still holds.

      In  addition,  pursuant  to  that  agreement,  immediately  following  the closing,  the holders of our Series A Preferred  Convertible Stock, at that time being  Homes for  America  Holdings,  Inc.  and Cornell  Capital  Partners,  LP,
exchanged  their  Series A  Convertible  Preferred  Stock for an equal number of shares  of  Series B  Convertible  Preferred  Stock of  Alliance  Towers,  Inc.,
resulting in us becoming a wholly-owned  subsidiary of Alliance Towers, Inc. and our former  stockholders  owning  approximately 98 % of Alliance Towers,  Inc.'s capital stock, as calculated on a fully diluted basis.

      After the share exchange we had  outstanding  common stock  (5,000,000,000 shares) equal to our entire amount of our authorized common stock, together with two series of  preferred  stock  convertible  into  additional  shares of common stock.

      To allow full conversion of the Alliance Towers,  Inc. Series A and Series
B Convertible  Preferred Stock, afford us more flexibility in raising additional capital,  issuing  stock for  employee  incentive  plans,  and  other  corporate purposes, we decided to amend the capitalization of the public company. Further, until  sufficient  authorized  shares of common  stock were made  available  for registration,  the Standby Equity  Distribution  Agreement with Cornell  Capital
Partners,  LP could not be become  effective  and the proceeds  from it would be unavailable to us. In addition,  the Standby Equity  Distribution  Agreement and related equity credit line facility  instruments with Cornell Capital  Partners,
LP were  rights  and  obligations  of  Enclaves  Group,  Inc.,  which was only a subsidiary of Alliance  Towers,  Inc., the public company,  and needed to become the rights and obligations of the public company. A merger of the subsidiary and the parent corporation would implement that objective.

      2. MERGER WITH ALLIANCE TOWERS, INC.

      On April 27,  2005,  we  entered  into the share  exchange  with  Alliance
Towers,  Inc., and then on July 8, 2005, by formal  articles of merger  Alliance
Towers,  Inc.,  merged with and into us,  with us  continuing  as the  surviving corporation, retained our name, certificate of incorporation,  bylaws, and state of incorporation. Pursuant to the plan of merger:

      o     We continued  as the  surviving  corporation  and retained our name, certificate of incorporation, bylaws, and state of incorporation;

      o     each common stockholder of Alliance Towers,  Inc. received one share of our  common  stock  for each  share of common  stock of  Alliance
            Towers, Inc. held as of May 17, 2005;

      o     each holder of Series A Preferred  Stock of  Alliance  Towers,  Inc.
            received one share of our Series B Convertible  Preferred  Stock for each share of Series A Preferred Stock of Alliance Towers, Inc. held as of May 17, 2005; and

      o     each holder of Series B Preferred  Stock of  Alliance  Towers,  Inc.
            received one share of our Series A Convertible  Preferred  Stock for each share of Series B Preferred Stock of Alliance Towers, Inc. held as of May 17, 2005.

      As part of the change of  control  after the share  exchange  on April 27,
2005,  Homes  For  America  Holdings,  Inc.,  the sole  holder  of our  Series B
Convertible Preferred Stock, converted all of its Series B Convertible Preferred
Stock into  38,621,264,600  (77,242,533  after  1-for-500  reverse  stock split)
shares of our common stock, making it the owner of ninety five percent (95%) of the  outstanding  common stock of  43,621,264,600  (87,242,533  after  1-for-500 reverse stock split) shares.

      3. REVERSE STOCK SPLIT

      After the merger we had 43,621,264,600 (87,242,533 after 1-for-500 reverse stock split)  outstanding  shares of common stock. We also had the obligation to have  available for  conversion of the Series A  Convertible  Preferred  Stock a number  of  shares  at  least  equal  to three  hundred  percent  (300%) of the outstanding  common stock,  requiring us to have and maintain  authorized common stock of not less than  174,485,058,400  (348,970,117  after  1-for-500  reverse stock split) shares.  Such an extraordinarily  large authorized capital would be out of proportion to the actual paid in capital and assets of what was and still remains a development stage company. Further, until

sufficient   authorized   shares  of  common  stock  were  made   available  for
registration,  the  Standby  Equity  Distribution  Agreement  could  not be made effective and the proceeds from it would be unavailable to us.

      To  continue  with  our  plan  to make  the  Standby  Equity  Distribution
Agreement  effective  and  afford  us more  flexibility  in  raising  additional capital,  issuing  stock for  employee  incentive  plans,  and  other  corporate purposes  we adjusted  our  capitalization  to reduce the number of  outstanding shares of common stock,  then at  43,621,264,600  to a size  appropriate  to our market.  On August 18, 2005,  we amended our  certificate  of  incorporation  to reduce our authorized  common stock to five billion  (5,000,000,000)  shares and consummated a 1-for-500  reverse stock split.  Following the reverse stock split there were eighty  seven  million two hundred  forty two  thousand  five hundred thirty three (87,242,533) shares of common stock issued and outstanding.

      4. MODIFICATION OF CONVERTIBLE DEBENTURES

      The  original 5 %  convertible  debentures  issued in the first and second tranche draws by us, before the merger, in the aggregate amount of $ 3.5 million in connection  with the first two project sites,  had  conversion  terms for the debt that could not be readily  determined in advance of filing the registration of common  stock  for the  equity  line of  credit.  As part of and  immediately following the share exchange that commenced the public shell merger,  and before the  recapitalization  and reverse stock split described  above, we modified the terms of the existing  convertible  debentures  as of May 16, 2005,  and entered into and delivered amended and restated convertible debentures at 12 % interest, with 12 %  redemption  premium,  with  fixed  conversion  rights at 100 % of the market  value  of the  common  stock  immediately  prior  to the  filing  of the registration statement for the common stock.

      The holders of the  convertible  debentures at the time of their amendment and  restatement  were  Cornell  Capital  Partners,  LP  and  Montgomery  Equity
Partners,  Ltd. Each holder had advanced $ 1,750,000 in principal,  $ 750,000 on
December 28, 2004, with the first tranche,  and $ 1,000,000 on January 14, 2005, with the second tranche.  At the same time, as part of the third tranche draw by us in connection  with our  acquisition of the third project site in Fort Worth,
Texas,  Montgomery  Equity  Partners,  Ltd.  advanced  the  entire $  2,000,000,
representing   the  third  tranche  draw,   completing   the  bridge   financing
contemplated by the Securities Purchase Agreement dated December 28, 2004.

      The amended and restated  convertible  debentures,  which included accrued and unpaid interest at 5 % per annum from issuance, were issued on May 16, 2005, in the respective amounts of $ 1,781,130 for Cornell Capital Partners,  LP and $
3,781,130 for Montgomery  Equity Partners,  Ltd. Those debentures bore per annum interest at 12%, were due  September  15, 2006,  and required  monthly  ratable payments of principal and interest commencing  September 15, 2005. On August 12,
2005,  Montgomery Equity Partners,  Ltd.  assigned part of its debenture,  in an amount equal to $ 1,750,000 of principal, to Highgate House Funds, Ltd.

      At the time of the merger with Alliance  Towers,  Inc. it had  outstanding two convertible debentures of its own, one issued on May 25, 2004, for $ 250,000 and the other  issued on July 21,  2004 for $  125,000,  each  issued to Cornell
Capital Partners,  LP in connection with a previous equity line arrangement made by those parties.  Those  debentures  were  subsequently  transferred by Cornell
Capital  Partners,  LP to  Montgomery  Equity  Partners,  Ltd.  As  part  of the
modifications   described  in  the  next   paragraph,   those   debentures  were
consolidated with the balance of the existing  debenture issued on May 16, 2005, to  Montgomery  Equity  Partners,  Ltd.  and made  subject to the same terms and provisions.

      Upon our request for an  extension  of terms and time to file an effective registration  statement,  Cornell  Capital  Partners,  LP agreed to increase the
Standby Equity Distribution  Agreement from $ 40 million to $ 46 million and the three  debenture  holders,  Cornell  Capital  Partners LP, Highgate House Funds,
Ltd.,  and  Montgomery  Equity  Partners,  Ltd.,  accepted  amended and restated
convertible debentures on substantially the same terms and conditions except for the  restrictions  described below and except that the maturity date for each is now January 15, 2007, and the monthly ratable  payments of principal and accrued interest  commence on January 15,  2006.  The amended and  restated  convertible debentures,  reflecting  the  assignment to Highgate  House Funds,  Ltd. and the accumulated  accrued and unpaid  interest and other charges,  were issued in the respective amounts of $ 1,991,217 for Cornell Capital Partners,  LP, $ 1,938,246
for Highgate House Funds,  Ltd., and $ 2,689,319 for Montgomery Equity Partners,
Ltd.

      5. RESTRICTIONS RELATING TO STANDBY EQUITY DISTRIBUTION AGREEMENT.

      On  November  9, 2005,  we also  amended the  consolidated  debentures  to prohibit the holders from exercising their respective  conversion  rights during the  pricing  period  from the date of any  advance  request  we make  under the
Standby  Equity  Distribution  Agreement  to the date of sale.  Further,  we are prohibited  from  applying  the  proceeds of sale from any advance  request made under the Standby Equity  Distribution  Agreement to payment on or redemption of our obligations  under these  debentures.  Since these  debentures are currently held by Cornell Capital Partners,  LP and its affiliates,  Highgate House Funds,
Ltd. and Montgomery Equity Partners,  Ltd., these changes were made to limit the ability of those  parties to affect the market price  during the pricing  period and to limit the  application of sale proceeds under the equity line to business purposes other than satisfying those affiliate lenders.

      The  debenture  holders may not convert  their  debenture  holdings to our common stock if they hold, or any affiliate of the converting  holder holds,  or with the conversion  would then hold, more than 4.9 % of our outstanding  common stock whether  directly or beneficially  within the meaning of Section 13 (d) of the  Securities  Exchange Act of 1934. If  conversion  were desired early in the period  after the  registration  becomes  effective  and before the  outstanding shares of common  stock  materially  increase  with  sales by one or more of the other selling stockholders identified in this prospectus, it is possible or even likely that this 4.9 % prohibition  would prevent the conversion.  To the extent we would  benefit from  reducing our loan  obligation  to one or more  debenture holders  through such  conversion,  especially if we lack the ability to pay the then current  principal  and interest  obligations  under the  debentures,  this limitation would adversely affect us.

      6. WARRANT FOR SERIES A CONVERTIBLE PREFERRED STOCK

      As a commitment fee to Cornell Capital Partners, LP for the undertaking of the Standby Equity  Distribution  Agreement  dated December 28, 2004, we granted
Cornell  Capital  Partners,  LP  184,000  shares  of our  Series  A  Convertible
Preferred Stock. Cornell Capital Partners, LP and the other holder of our Series
A  Convertible  Preferred  Stock,  Homes for  America  Holdings,  Inc.  (816,000
shares),  each agreed to pro rata  dilution  of their  holdings of this class of preferred  stock,  to the  extent  of 20% in  total,  for us to  issue  Series A
Convertible  Preferred  Stock  to our  founders  and  executive  management.  On
November 9, 2005,  Cornell  Capital  Partners,  LP surrendered  those shares and accepted in return our Warrant  dated  November 9, 2005,  granting to the holder the right to obtain 184,000 shares of our Series A Convertible  Preferred  Stock at par value ($ 0.001).

      The  preferred  stock  issuable  under this Warrant is subject to (i) 20%
dilution  PRO RATA with the  Series A  Convertible  Preferred  Stock of the sole remaining  holder of Preferred  Stock,  Homes for America  Holdings,  Inc.,  for
shares of Series A  Convertible  Preferred  Stock  issued  to our  founders  and executive  management,  (ii) adjustments to reflect  proportionate  increases or decreases  from  subdivision,  combination,  or stock  dividend  relating to the preferred  stock,  and (iii)  restrictions  on the right to exercise the Warrant before  the  expiration  of the  commitment  period  under  the  Standby  Equity
Distribution  Agreement.  The  shares of Common  Stock  into  which the Series A
Convertible Preferred Stock issued under the Warrant is automatically  converted shall be  registrable  (A) by demand of the holder,  with the Company filing and using  commercially  reasonable  efforts to cause them to be  registered  within sixty (60) days of filing,  within  sixty  (60) days  after  exercise  or (B) by inclusion  (piggy-back)  at holder's  request in any later  registration  of the
Company  Common  Stock after  exercise of the  Warrant,  and (v)  expiration  on
November  9, 2008,  the third  (3rd)  anniversary  of the  issuance  date of the
Warrant.

PLAN OF OPERATION

      1. BUILDING PROJECTS AND OPERATIONS

      The original bridge  financing  represented by the convertible  debentures allowed us to acquire approximately $ 4.2 million in real property sites for our first three (3)  ENCLAVES  communities.  It also  provided  the working  capital enabling us to recruit our key employees, including Mark D. MacFarlane, original promoter of the YOUR HOME Program with Homes for America Holdings,  Inc., as our
Chief  Operating  Officer based in our Texas  office,  Emilia  Nuccio,  our Vice
President and Director of Marketing,  who oversaw the  development  of the brand identification  and  marketing  materials  for the Your  Home  unit of Homes for
America  Holdings,  Inc., and Daniel G. Hayes, our President and Chief Executive
Officer,  who served as counsel to Homes for America  Holdings,  Inc.  and us in closing the debt and equity facilities with Cornell Capital  Partners,  L.P. and
Montgomery Equity Partners, Ltd. in December 2004.

      We have  been able to  commence  initial  site  development  and  contract bidding  for the two  projects to be  commenced  first,  "Enclaves  of Live Oak"
(Mesquite)  and "Enclaves of Spring  Magnolia"  (Fort Worth) each in Texas,  for presentation to established general contractors for guaranteed construction cost contracts and to construction  lenders for construction  financing sufficient to commence and complete  build-out  of those  projects.  It has also enabled us to engage and oversee outside consultants to complete zoning and planning approvals required for the Florida  project,  "Enclaves of Eagle Nest" (North Fort Myers), and to solicit and evaluate proposals for additional acquisition sites in Texas,
Florida, North Carolina, South Carolina, Connecticut, and New York.

      Our present plan of growth requires identification of multiple projects in diverse real estate  markets.  To assure  timely roll out of the YOUR HOME Lease and Own program on a national  level,  we have entered  into media  distribution agreements with ClearVision,  Inc. and other firms to promote our business plan.
Simultaneously  with the announcement of the initial project  commencements,  we plan to enter into  purchase  agreements  and immediate  development  plans with proposals in New York,  North Carolina,  South Carolina,  and Florida,  together
with  additional   sites   identified  in  other  markets  in  Texas,   Florida,
Connecticut, and other jurisdictions.

      To  proceed  with  such an  ambitious  acquisition  plan and  realize  the advantage of being first to market with our YOUR HOME Lease and Own program,  we recognize  our  immediate  need for, and will incur costs for,  regional  office management  and  staff,  local  contractors,  professional  representation,  and physical resources including offices and equipment to accompany the direct costs of site acquisition and development and product marketing. While we have working capital for our  immediate  plans  through July 2006,  we must raise  additional funds from one or more sources to continue  operations  thereafter and to embark upon this acquisition plan.

      We have  established  relations with land  developers and brokers who have access to  available  land  sites  suitable  for  construction  of our  ENCLAVES communities and understand the YOUR HOME Program and can assist us in presenting the opportunity to land sellers and to jurisdictions  who recognize the need for attainable or workforce  housing.  These  relationships have already afforded us the opportunity to identify and in some instances put under contract prospective projects we are actively considering in Florida, North Carolina, South Carolina,
Texas, Connecticut, and New York.

      The  number  of new  employees  and  offices  we  would  require  would be determined by our ability to identify and acquire additional projects, in one or more  regions,  our  ability  to raise  additional  funds  from sale of stock to
Cornell Capital Partners,  LP under the Standby Equity  Distribution  Agreement, our  ability to match  equity  draws  with  conventional  construction  mortgage financing,  and our management and staff to oversee such  expansions.  We have a present  plan to  supplement  regional  offices in New York and Florida with new regional offices in Connecticut and South Carolina in 2007.

      2. MEDIA AND MARKET PRESENCE

      (a)  CLEARVISION.  On June 20, 2005,  we entered  into an  Agreement  (the
"ClearVision Agreement") with ClearVision,  Inc., a California corporation doing business as businesswire.com,  by which ClearVision, Inc. will provide strategic planning,  public relations and marketing consulting services to us. In exchange for $ 350,000 worth of our common stock, ClearVision, Inc. will provide, amongst other products and services, media productions for television,  radio, corporate video,  internet, and newspaper,  as well as guaranteed nationwide  distribution and airing of those media  productions.  The  ClearVision  Agreement will become effective  upon  our  notification  to  ClearVision,  Inc.  that a  registration statement  registering  the resale of the shares to be delivered to ClearVision,
Inc. has been declared effective by the Securities and Exchange  Commission.  In addition,  ClearVision,  Inc. is entitled to receive a bonus of $ 30,000 in cash or equivalent in stock,  within one month of our receiving  proof of airing,  if
ClearVision, Inc. delivers over 2,000 televised airings.

      (b) GLOBAL MEDIA. On August 9, 2005, we entered into a media  distribution services  agreement with Global Media Fund, LLC,  pursuant to which Global Media
Fund,  LLC  shall  produce  and  distribute  $  3,000,000  worth  of  nationally syndicated (i) newspaper  features and/or (ii) radio features on our behalf,  at standard advertising rates generally paid by Global Media Fund, LLC, and with us determining the ratio of print to radio features. The newspaper features will be distributed to 10,250 daily and weekly newspapers and news and wire services for one year after  "media pick up." Global  Media Fund,  LLC  guarantees  that each print feature will receive  placements in at least one hundred (100) newspapers.
The radio features will be distributed to more than 6,000 radio stations  across the country and Global Media Fund, LLC  guarantees  that each radio release will be played on at least 400 radio stations. The total cost of these services shall be $250,000, payable in shares of our common stock.  Specifically,  $ 150,000 of common stock shall be issued upon the effective date of a registration statement for such shares to be  delivered  to Global  Media Fund,  LLC,  with such common stock being  valued at 90 % of the  average  closing  price of our common  stock during  the  five  (5)  trading  days  immediately  prior  to  the  registration statement's  effectiveness.  The remaining  balance of $ 100,000 of common stock would be  issued  in  installments  on the  first  day of the month for four (4)
consecutive months after Global Media Fund, LLC commences  performance under the media  distribution  agreement,  with  such  stock  being  valued at 90 % of the average  closing  price for the common  stock  during the five (5) trading  days immediately prior to each respective issuance date.

      (c)  LIPPERT/HEILSHORN.  On November 7, 2005, we entered into an Agreement for the  provision  of  "Investor  Relations"  services by  Lippert/Heilshorn  &
Associates,  Inc.  to provide  us with a  custom-designed,  team-based  investor relations  program.  Under the agreement  Lippert/Heilshorn  & Associates,  Inc.
would review and/or create the investment  case and business plan  presentation, press releases,  and collateral  materials we would use in an investor  outreach program,  targeting  audiences in the investment  community to define our market opportunity,  inform  them of our YOUR  HOME(SM)  Lease and Own  Program,  build market  awareness  of our  securities,  and support the proper  valuation of our growth strategy.  The services under the agreement commenced on January 1, 2006, and continue for a 90-day period of initial due diligence  preparation  followed by a 9 month  period  of  implementation;  provided  that we may  terminate  the services  with 30 days  advance  notice  after the  initial  90 day  period.  By agreement of the parties services under this agreement have been suspended until
July 1, 2006,  with an  earlier  recommencement  subject  to advance  notice and availability of personnel.

      We will pay  Lippert/Heilshorn  & Associates,  Inc. a base compensation of
Fourteen  Thousand  Dollars ($ 14,000) each month during the term  together with
the   reimbursement  of  direct   out-of-pocket   expenses.   In  addition,   in
consideration  of  this  negotiated  base  amount,  we will  further  compensate
Lippert/Heilshorn  & Associates,  Inc. with warrants to acquire our common stock in the  amount of 45,000  warrants  each  month,  with the  warrants  during the initial  90-day  period  having  an  exercise  price of $ 0.40 per share and the warrants during the remaining term having an exercise price of $ 0.65 per share;
provided  that the warrants to be issued after  services  recommence  on July 1,
2006, will have an exercise price of $ 0.15 per share. We have agreed to use our best efforts to register the common stock underlying the warrants.  The warrants
(a) may be exercised as a net exercise exchanging the warrants for shares of our common stock equal to a number of shares  assuming  immediate  sale of shares at the  market  price to fund the  exercise  price,  (b)  will  have  anti-dilution provisions,  (c) must be  exercised  not  later  than the third  anniversary  of issuance,  and (d) will be limited on exercise  in the twelve (12) months  after commencement  of services to not more than fifty thousand  (50,000)  warrants in any thirty (30) day period, with no limitations thereafter.

      3. FUNDING FOR OPERATIONS

      We have been in operation  since November 2004, and have had no revenue to date. Even after the effective  registration of the common stock contemplated by this  prospectus,  and the  availability  of advances  under the Standby  Equity
Distribution  Agreement,  our business  operations  will  consume  capital for a substantial  period before our ENCLAVES home communities are built,  leased, and sold to their  residents  under  our  Lease and Own  Program.  No net  operating revenue is anticipated in 2006 and our current  business plan  contemplates  our continued use of other revenues, as they arise from development fees, leases, or asset  disposition or sales and after repayment of acquisition and  construction financing and the convertible  debentures,  to the extent not converted by their holders, to fund additional expansion into new communities.

      In addition to securing  construction  financing for the existing projects we may seek to refinance existing assets,  including without limitation the land site in North Fort Myers, Florida, and other financing facilities made available from institutional  lenders,  together with the net proceeds of leasing and sale of its  completed  units as built.  The  principal  source of  additional  funds however,  by which we contemplate  satisfying our cash requirements for the next twelve (12) months, is likely to be from refinancings of our project sites.

GOING CONCERN

      Our financial  statements  are presented on a going concern  basis,  which contemplates  the  realization of assets and  satisfaction of liabilities in the normal course of business.  Nevertheless we are a development  stage company and only became organized on November 17, 2004.

      Since we have incurred losses since inception,  we will require additional funds  to meet  and  fund  our  obligations  and  operations.  We  have  not yet determined how to finance our  operations.  Our  independent  registered  public accounting  firm has added an  explanatory  paragraph to their audit  opinion in connection  with our financial  statements for the year ended December 31, 2005, which  expresses  substantial  doubt as to our  ability to  continue  as a going concern. Such an opinion may adversely affect our ability to obtain financing on reasonable terms or at all.

      The  financial  statements do not include any  adjustments  to reflect the possible future effects on the  recoverability  and  classification of assets or the amounts and  classification of liabilities that may result from the possible inability of us to continue as a going concern.

      Management  recognizes that we must generate capital and revenue resources to enable us to continue to operate.  We plan to obtain additional  capital from revenue  through  the sale of equity  securities  and  ultimately  from  revenue generated from profitable  operations.  However, no assurances can be given that we will be successful in these activities.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 2005, our balance of unrestricted  cash and cash equivalents  decreased by $ 565,254 to $ 254,189.  Our original working capital had been obtained  entirely from the net loan proceeds we retained after paying for the three land acquisitions,  in Mesquite and Fort Worth,  Texas, and
North Fort Myers,  Florida, with those net proceeds issuing from the convertible debentures  described above under "Bridge  Financing".  A portion of our working capital was applied in December  2005 as equity by acquiring  in South  Carolina our fourth  development  site. In January 2006, the increase in cash for working capital is the result of a refinancing of the Florida land.

      Our  primary  liquidity  and  capital  resource  needs are to finance  the operating  costs of our two  offices,  to  service  our debt,  to fund legal and consulting fees, loan application fees, and third-party  charges for the further development  and  financing  of our  four  owned  sites,  to fund  deposits  and professional  fees and costs of  initial  acquisition  and  development  for new sites,  and legal,  accounting,  and auditing fees and expenses  relating to our compliance  with  applicable  requirements  for a public  company as well as the registration of the common stock pursuant to this offering.  As discussed above, we have used common  stock and  warrants for common stock to defray the costs of certain  media and investor  relations  services we will require for our planned expansion.

      Our plan to continue  during the interim  period  before the sale proceeds are made available under the Standby Equity  Distribution  Agreement requires us to  refinance  one or  more of the  parcels  of real  property  owned  by us and otherwise not made subject to financing. While our real property is made subject to recorded mortgages to secure the debenture holders,  under the terms of those mortgages the secured parties are required to subordinate  their interest to new financings for  acquisition and  construction.  We plan to refinance each of the
Texas parcels in connection with the initial construction financing being sought for the  second  quarter  of  2006.  At the  same  time,  in  reliance  upon the availability  of  construction  financing  to build  the  improvements,  we have presented  the Texas  projects  to several  lenders of  mezzanine  financing  to provide any remaining funds required to complete the projects.

      Successful  refinancing of the land parcels would provide adequate working capital for the period until the facility under the Standby Equity  Distribution
Agreement  is  effective  and  sale  proceeds  available  to  us;  further  such refinancings  would enable us to fund the initial soft costs of acquisition  and
development  of  certain  additional   projects  we  have  identified  in  other
jurisdictions.

      The opinion of our independent registered public accounting firm, Friedman
LLP, on audit of our financial statements, includes a paragraph expressing their substantial doubt exists regarding our ability to continue to operate as a going concern. Such an opinion may adversely affect our ability to obtain financing on reasonable  terms or at all. That ability is a material part of our current plan to maintain operations during this interim period and thereafter.

CRITICAL ACCOUNTING POLICIES

      The  preparation of our  consolidated  financial  statements in accordance with  generally  accepted  accounting  principles  is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently  uncertain.  We consider  the  accounting  policies  discussed  below  to  be  critical  to  the understanding of our financial statements.  Actual results could differ from our estimates and  assumptions,  and any such  differences  could be material to our consolidated financial statements.

      We have  discussed the  selection,  application,  and  disclosure of these critical accounting policies with our Independent Registered Public Accountants.
There were no new  accounting  standards  effective in 2005 which had a material impact on our  consolidated  financial  statements other than those described in the Recent  Accounting  Pronouncements  section in Note 3 of Notes to  Financial
Statements.

      LAND

      The  acquisition  costs of land parcels are being  capitalized.  Any costs related to the improvements of the land acquisitions and financing cost incurred have been  charged  to  deferred  project  cost and  deferred  financing  cost , respectively,  and will be allocated to the land account when  improvements have been completed.

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

      CAPITALIZED INTEREST COSTS

      Interest costs incurred during the periods of  acquisition,  construction, and/or rehabilitation of real property are being capitalized.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company  periodically  reviews the carrying value of long-lived assets in relation to  historical  results,  as well as  management's  best estimate of future trends, events, and overall business climate. If such reviews indicate an issue as to whether the  carrying  value of such assets may not be  recoverable, the Company will then  estimate  the future cash flows  generated by such assets
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial  Accounting  Standards No. 107,  "Disclosure  About
Fair Value of Financial Instruments",  as amended,  requires certain entities to disclose  the fair  value of  specified  financial  instruments  for which it is practicable to estimate that value. The Company's financial  instruments include cash, accounts payable, notes payable, convertible debentures, and an amount due to a stockholder.  The carrying amount of the financial instruments approximates fair value. The Company is not currently exposed to any significant  credit risk or currency risk.

OFF-BALANCE SHEET ARRANGEMENTS

      None.

SUBSEQUENT EVENTS

      In January 2006 the Company and Cornell have entered into  negotiations to modify the terms of both the SEDA  equity line and the  convertible  debentures, all of which are held by Cornell and its  affiliates,  to address the  long-term financing requirements of the Company.

      On April 6,  2006,  the  Company  and  Cornell  reached  an  agreement  in principle,  pursuant to which the parties  will  document  an  extension  of the maturity  date of the  debentures,  an immediate  conversion of a portion of the debenture  balances  into common  stock (not to exceed 9.9 % of the  outstanding common stock after conversion),  and immediate  conversion of another portion of the debenture  balances into a warrant for common stock,  for a total  immediate reduction  of $  2,500,000  in the  debenture  balances,  a release  of the real property mortgages in exchange for a pledge of the Company's LLCs, a termination of  the  SEDA,  with  the  Company  obligated  (i) to  amend  its  pending  SB-2 registration  to remove  the SEDA  stock and  proceed  with the  balance  of the registration,  (ii) to obtain the confirmation of the corporate guaranty by HFAH of the Company  obligations to the debenture  holders,  and (iii) to make no new cash  payments  to HFAH or its  principals  while any of the  debentures  remain outstanding.

ITEM 7. FINANCIAL STATEMENTS.

                                                                     Page Number
                                                                     -----------

Report of Independent Registered Public Accounting Firm............      34

Consolidated Balance Sheet at December 31, 2005....................      35

Consolidated Statements of Operations for the Years Ended
   December 31, 2005 and 2004 and for the period from
   November 17, 2004 (Inception) to December 31, 2005..............      36

Consolidated Statements of Stockholders' Deficit for the Years
   Ended December 31, 2005 and 2004 and for the period from
   November 17, 2004 (Inception) to December 31, 2005..............      37

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004 and for the period from
   November 17, 2004 (Inception) to December 31, 2005..............      38

Notes to Consolidated Financial Statements.........................      40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
     OF ENCLAVES GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

      We have audited the  accompanying  consolidated  balance sheet of ENCLAVES
GROUP,  INC. AND  SUBSIDIARIES (A Development  Stage Company) as of December 31,
2005,  and the related  consolidated  statements  of  operations,  stockholders'
deficit and cash flows for the year ended  December  31,  2005,  the period from
November 17, 2004 (date of  inception)  to December 31, 2004 and the period from
November 17, 2004 (date of  inception)  to December 31,  2005.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

      In our opinion, such consolidated  financial statements present fairly, in all  material  respects,  the  financial  position of ENCLAVES  GROUP,  INC. AND
SUBSIDIARIES  (A  Development  Stage  Company) as of December 31, 2005,  and the
results of their operations and their cash flows for the year ended December 31,
2005, the period from November 17, 2004 (date of inception) to December 31, 2004 and the period from  November 17, 2004 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

      The  accompanying  consolidated  financial  statements  have been prepared assuming that the Company will continue as a going concern. As discussed in Note
2 to the  consolidated  financial  statements,  to  date  the  Company  has  not generated any  significant  revenues from  operations,  has incurred  losses and requires  additional  funds to meet its  obligations  and fund the  costs of its operations.  Management's  plans  concerning these matters are also described in
Note 2. The  consolidated  financial  statements do not include any  adjustments that might result from the outcome of this uncertainty.

/s/ FRIEDMAN LLP

New York, New York

April 7, 2006

                                 ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                                       CONSOLIDATED BALANCE SHEET
                                           December 31, 2005

                                                 ASSETS
Current Assets
       Cash                                                                               $    254,189
       Restricted cash                                                                         275,000
       Tax escrow                                                                               41,154
       Deposit and other current assets                                                         46,210
                                                                                          ------------

       Total current assets                                                                    616,553
                                                                                          ------------

       Land                                                                                  9,393,374
       Deferred project costs                                                                2,527,547
       Deferred financing costs, net of accumulated amortization of $415,299                   692,783
       Website development costs                                                                52,992
                                                                                          ------------

                Total assets                                                              $ 13,283,249
                                                                                          ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
       Notes payable                                                                      $  6,853,750
       Accounts payable                                                                        512,253
       Accrued expenses                                                                        220,717
       Due to stockholder                                                                       57,074
                                                                                          ------------

       Total current liabilities                                                             7,643,794

       Convertible debentures                                                                6,618,782
                                                                                          ------------

                Total liabilities                                                         $ 14,262,576
                                                                                          ------------

Commitments and contingencies                                                                       --

Stockholders' deficit
       Preferred stock- 10,000,000 authorized shares
                Series A Convertible Preferred - $.001 par value, 1,000,000 authorized
                816,000 shares issued & outstanding                                       $        816
       Common stock - 5,000,000,000 authorized shares - $.001 par value
                87,242,533 shares issued & outstanding                                          87,242
       Additional paid in capital                                                              (27,062)
       Deficit accumulated during the development stage                                     (1,040,323)
                                                                                          ------------

                Total stockholders' deficit                                               $   (979,327)
                                                                                          ------------

                Total liabilities and stockholders' deficit                               $ 13,283,249
                                                                                          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             From                  From
                                                       November 17, 2004     November 17, 2004
                                      Year Ended         (Inception) to       (Inception) to
                                   December 31, 2005   December 31, 2004     December 31, 2005
                                   -----------------   -----------------     -----------------

Revenue                              $         --         $         --         $         --

(Income) Expenses
   Other income                            (4,859)                  --               (4,859)
   General, administrative
     and selling expenses                 942,092              103,090            1,045,182
                                     ------------         ------------         ------------

Net loss                             $   (937,233)        $   (103,090)        $ (1,040,323)
                                     ============         ============         ============

Basic and diluted loss per
   share                             $      (0.02)        $      (0.02)
                                     ============         ============

Weighted average shares
   outstanding                         61,084,327            5,637,874
                                     ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                                       Accumulated
                                                   Capital Stock                 Preferred Stock        Additional    Deficit during
                                              -------------------------   ----------------------------    Paid in      Development
                                              # of shares      Amount      # of shares      Amount        Capital         Stage
                                              -----------   -----------   -------------  -----------    -----------    -----------

     Issuance of Common Stock -
         November 17, 2004 (A)                  5,637,874      $ 10,000               -          $ -       $ 43,996           $ -

     Issuance of Preferred Stock -
         November 17, 2004                              -             -       1,000,000        1,000              -             -

     Net loss for period ending
         December 31, 2004                              -             -               -            -              -      (103,090)
                                              -----------   -----------     -----------  -----------    -----------   -----------

Balance, December 31, 2004                      5,637,874        10,000       1,000,000        1,000         43,996      (103,090)

     Actual number of shares of legal
      acquirer, Alliance Towers, Inc.
        at date  of merger                      4,362,126             -               -            -              -             -

     Issuance of Preferred Stock                        -             -       6,000,000        6,000              -             -

     Conversion of Preferred Stock (B)         77,242,533        77,242      (6,000,000)      (6,000)       (71,242)            -

     Exchange of Preferred Stock for a Warrant          -             -        (184,000)        (184)           184             -

     Net loss for year ending
        December 31, 2005                               -             -               -            -              -      (937,233)

                                              -----------   -----------     -----------  -----------    -----------   -----------
Balance December 31, 2005                      87,242,533       $87,242         816,000         $816       $(27,062)  $(1,040,323)
                                              ===========   ===========     ===========  ===========    ===========   ===========

(A)  Stock issued by Alliance Towers,  Inc. to Enclaves Group,  Inc. in exchange for stock of Enclaves Group,  Inc.  (reverse  merger) as if it had occurred with the inception of Enclaves Group, Inc. on November 17, 2004.

(B)  Exchange of  Preferred  Stock for Common  Stock as part of  completing  the reverse merger. See Note 1 Organization.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            From November 17,       From November 17,
                                                        Year ended         2004 (Inception) to     2004 (Inception) to
                                                    December 31, 2005       December 31, 2004       December 31, 2005
                                                    -----------------       -----------------       -----------------
Cash flows from operating activities
   Net loss                                          $      (937,233)        $      (103,090)        $    (1,040,323)
   Adjustments to reconcile net loss to net cash
     flows used in operating activities:
     Expenditures funded by stockholder                          184                 103,090                 103,274
     Interest on convertible debentures                       25,708                      --                  25,708
     Changes in operating assets and liabilities:
       Increase in other current assets                      (21,210)                     --                 (21,210)
       Increase in accounts payable                          198,692                      --                 198,692
       Increase in accrued expenses                           79,850                      --                  79,850
                                                     ---------------         ---------------         ---------------

Net cash used in operating activities                       (654,009)                     --                (654,009)
                                                     ---------------         ---------------         ---------------

Cash flows from investing activities
   Purchase of land                                       (8,019,924)               (424,700)             (8,444,624)
   Deferred project costs                                   (763,159)                     --                (763,159)
   Website development costs                                 (52,992)                     --                 (52,992)
   Deposit                                                   (25,000)                     --                 (25,000)
   Payment of escrow fees                                         --                 (41,154)                (41,154)
                                                     ---------------         ---------------         ---------------

Net cash used in investing activities                     (8,861,075)               (465,854)             (9,326,929)
                                                     ---------------         ---------------         ---------------

Cash flows from financing activities
   Proceeds from issuance of convertible debt              4,000,000               1,500,000               5,500,000
   Proceeds from notes payable                             6,165,000                      --               6,165,000
   Repayment of note payable                                (100,000)                     --                (100,000)
   Restricted cash                                          (275,000)                     --                (275,000)
   Proceeds from stockholder loan                                 --                  55,297                  55,297
   Payment of merger costs                                  (109,872)                     --                (109,872)
   Payment of deferred financing costs                      (730,298)               (270,000)             (1,000,298)
                                                     ---------------         ---------------         ---------------

Net cash provided by financing activities                  8,949,830               1,285,297              10,235,127
                                                     ---------------         ---------------         ---------------

Net increase (decrease) in cash                             (565,254)                819,443                 254,189
Cash, beginning of period                                    819,443                      --                      --
                                                     ---------------         ---------------         ---------------

Cash, end of period                                  $       254,189         $       819,443         $       254,189
                                                     ===============         ===============         ===============

(Consolidated Statements of Cash Flows continued on next page).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  50,134                      --              $  50,134

Supplemental schedule of noncash
investing and financing activities:
   Deposit for acquisition of land parcels paid by a
     stockholder                                                  --                 160,000                160,000
   Good faith deposits applied against purchase price
     of land parcels                                         160,000                      --                160,000
   Payment of deferred project costs by stockholder               --                 339,503                339,503
   Payment of general, administrative and selling
     expenses by stockholder                                      --                 103,090                103,090
   1,000,000 shares of preferred stock issued in
     partial settlement of loan by stockholder                    --                   1,000                  1,000
   10,000 shares of common stock issued in partial
     settlement of loan by stockholder                            --                 600,000                600,000
   Balance of purchase price of land acquired with
     seller financing                                        788,750                      --                788,750
   Capitalization of amortized deferred financing
     costs as deferred project costs                         415,299                      --                415,299
   Capitalization of interest on convertible
     debentures as deferred project costs                    718,074                      --                718,074
   Deferred financing costs included in accounts
     payable                                                 107,784                      --                107,784
   Deferred project costs included in accounts payable       150,645                      --                150,645
   Accrued interest capitalized as deferred project
     costs                                                   140,867                      --                140,867
   Surrender of preferred stock and issuance of
     warrant                                                     184                      --                    184

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1: ORGANIZATION

NATURE OF OPERATIONS

      Enclaves Group, Inc. ("Enclaves") is a development stage company which was incorporated  in the State of Delaware on November 17, 2004. The primary purpose of Enclaves is to develop and manage real estate projects  throughout the United
States.  Enclaves  has created  five wholly owned  limited  liability  companies
("LLCs") to develop  each project  site  separately:  Enclaves of Eagle Nest LLC
(Florida), Enclaves of Grand Oaks LLC (South Carolina), and Enclaves of Live Oak
LLC,  Enclaves of Spring  Magnolia  LLC, and Enclaves of Spring  Magnolia II LLC
(Texas)  (collectively  with  Enclaves,  the  "Company"  or "we").  The  Company currently  has four  projects  in  progress  in the  States  of  Florida,  South
Carolina,  and Texas that it anticipates  completing for occupancy within twelve to fourteen months of commencing construction.

REVERSE MERGER

      On April 27, 2005, Alliance Towers, Inc., a Florida corporation and public company ("Alliance") which had discontinued day-to-day operations,  acquired 100
% of the outstanding interests of Enclaves.  Enclaves then merged with Alliance, which  changed its name to "Enclaves  Group,  Inc." and its  corporate  situs to
Delaware (the "Merger").  Although  Alliance is the legal survivor in the Merger and remains the Registrant  with the Securities and Exchange  Commission,  under accounting  principles  generally  accepted in the United States, the Merger was accounted  for as a reverse  acquisition,  whereby  Enclaves is  considered  the
"accounting  acquirer"  of  Alliance  for  financial  reporting  purposes as its shareholders  controlled more than 50% (98%) of the post transaction  combined company.  This requires the Company to present in all financial  statements  and other public  information  filings,  prior  historical and other  information of
Enclaves,  and  requires  a  retroactive   restatement  of  Enclaves  historical
shareholders'  investment  for the  equivalent  number of shares of common stock received in the Merger.  Accordingly  the  accompanying  consolidated  financial statements  present the results of  operations  of Enclaves  for the period from inception  November 17, 2004, to April 27, 2005 and reflect the  acquisition  of
Alliance on April 27, 2005 under the purchase  method of accounting.  Subsequent to April 27, 2005, the operations of the Company are presented on a consolidated basis.

REVERSE STOCK SPLIT

      After acquiring Enclaves and completing the Merger, the outstanding common stock of the Company had increased to 43,621,264,600 shares and the Company then had an  authorized  capital  which was out of  proportion  to its actual paid in capital and assets. On July 8, 2005, the Board of Directors of the Company and a
majority  of the  stockholders  voted to approve a  reduction  in the  Company's authorized  common stock to 5,000,000,000  shares and a 1-for-500  reverse stock split,  which became  effective  August 18, 2005. All references to common stock have  been  retroactively  restated  and as of  December  31,  2005,  there  are
5,000,000,000   authorized  and  87,242,533   shares  issued  and   outstanding,
respectively.

NOTE 2: BASIS OF PRESENTATION AND GOING CONCERN - DEVELOPMENT STAGE COMPANY

      The Company has not earned any  operating  revenues to date.  Accordingly, the Company's  activities  have been  accounted  for as those of a  "Development
Stage Enterprise" as set forth in Financial Accounting Standards Board Statement
No.  7  ("SFAS  7").  Among  the  disclosures  required  by SFAS 7 are  that the
Company's  financial  statements be  identified as those of a development  stage company,  and that the statements of operation and cash flows disclose  activity since the date of the Company's inception.

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

      In order to  continue  as a going  concern,  develop a reliable  source of revenues,  and achieve a profitable  level of operations  the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include (i) refinancing or selling  appreciated real property assets and (ii)  raising  additional  capital  through  the  issuance of debt or equity  securities  provided the Company gets its equity  securities  registered under the Securities Exchange Act of 1934. Although there are no assurances that management's plans will be realized,  management  believes that the Company will be able to continue operations in the future.

      The  accompanying  consolidated  financial  statements  do not include any adjustments  that might be necessary in the event the Company cannot continue in existence.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of inter-company accounts and transactions.

REVENUE AND EXPENSE RECOGNITION

      The  Company  maintains  its  financial  records on the  accrual  basis of accounting.  It will  record  revenues  when all  goods and  services  have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

LAND

      The  acquisition  costs of land parcels are being  capitalized.  Any costs related to the improvements of the land acquisitions and financing cost incurred have  been  charged  to  deferred  project  cost and  deferred  financing  cost, respectively,  and will be allocated to the land account when  improvements have been completed.

DEPOSIT

      The Company is currently in the process of negotiating  for acquisition of parcels of land construction loans on its sites and as of December 31, 2005, had outstanding  aggregate good faith deposit payments for such  transactions in the aggregate amount of $ 25,000.

DEFERRED PROJECT COSTS

      Deferred project costs are stated at cost. The Company capitalizes certain costs related to the acquisition,  development,  and construction of real estate projects. These capitalized costs are periodically reviewed for impairment.

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

Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred.  No  amortization  was provided for the twelve  months ended December 31, 2005.

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

CONCENTRATIONS OF CREDIT RISK

      The  Company   maintains   significant   cash  balances   with   financial
institutions, which are insured by the Federal Deposit Insurance Corporation for up to an aggregate amount of $ 100,000 per  institutional  account.  The Company has not incurred  any losses in such  accounts and believes it is not exposed to any significant credit risk on cash.

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

INTEREST COSTS

      Interest costs incurred  during the periods of  acquisition,  development, and/or construction of real property are being capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company  periodically  reviews the carrying value of long-lived assets in relation to  historical  results,  as well as  management's  best estimate of future trends, events, and overall business climate. If such reviews indicate an issue as to whether the  carrying  value of such assets may not be  recoverable, the Company will then  estimate  the future cash flows  generated by such assets
(undiscounted  and  without  interest  charges).  If such  future cash flows are insufficient  to recover the carrying  amount of the assets,  then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial  Accounting  Standards No. 107,  "Disclosure  About
Fair Value of Financial Instruments",  as amended,  requires certain entities to disclose  the fair  value of  specified  financial  instruments  for which it is practicable to estimate that value. The Company's financial  instruments include cash, accounts payable, convertible debentures, notes payable, and an amount due to a stockholder.  The carrying amount of the financial instruments approximates fair value. The Company is not currently exposed to any significant  credit risk or currency risk.

LOSS PER COMMON SHARE

      We compute basic loss per share by dividing loss to common stockholders by the weighted-average  common shares outstanding for the period. Diluted earnings per share  reflects  the  potential  dilution  of  earnings  that could occur if securities or contracts to issue common stock were  exercised or converted  into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of any outstanding options and warrants is  anti-dilutive  with  respect to  losses,  they have been  excluded  from our computation  of loss per common share.  Therefore,  basic and diluted losses per common share for the years ended December 31, 2005 and 2004 were the same.

      The following table shows the securities  outstanding at December 31, 2005 and 2004 that could  potentially  dilute basic  earnings per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                                                  Outstanding At December 31,
                                                                     2005            2004
                                                                  -----------    -----------
Shares issuable upon conversion of convertible debentures          26,787,605      5,555,556
Shares issuable upon conversion of convertible preferred stock    261,727,599    261,727,599
                                                                  --------------------------
     Total                                                        288,515,204    267,283,155
                                                                  ==========================

RECLASSIFICATION

      Certain  reclassifications  of prior  period  amounts  have  been  made to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 123 (Revised  2004)  ("SFAS No.  123R"),  "Share-Based  Payment,"
issued in December 2004, is a revision of FASB Statement  123,  "Accounting  for
Stock-Based  Compensation"  and supersedes APB Opinion No. 25,  "Accounting  for
Stock  Issued  to  Employees,"  and its  related  implementation  guidance.  The
Statement  focuses  primarily on accounting for  transactions in which an entity obtains employee  services in share-based  payment  transactions.  SFAS No. 123R requires a public  entity to measure the cost of employee  services  received in exchange for an award of equity  instruments  based on the grant-date fair value of the award (with limited  exceptions).  That cost will be recognized  over the period  during which an employee is required to provide  service in exchange for the award. On March 29, 2005, the SEC issued Staff  Accounting  Bulletin No. 107
("SAB No. 107"), which provides the Staff's views regarding interactions between
SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

      SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

            (1) A "modified  prospective"  method in which  compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based  payments granted after the effective date and (b)  based on the  requirements  of SFAS No.  123 for all  awards granted to  employees  prior to the  effective  date of SFAS No. 123R that remain unvested on the effective date.

            (2)  A  "modified   retrospective"   method   which   includes   the
      requirements of the modified  prospective method described above, but also permits  entities to restate  based on the amounts  previously  recognized under SFAS No. 123 for  purposes of pro forma  disclosures  either (a) all prior  periods  presented  or (b)  prior  interim  periods  of the year of adoption.

      In December 2004, the FASB issued SFAS No. 153,  "Exchanges of Nonmonetary
Assets",  an amendment of APB Opinion No. 29. SFAS 153  eliminates the exception from fair value  measurement  for  nonmonetary  exchanges of similar  productive assets in paragraph 21 (b) of APB Opinion No. 29,  "Accounting  for  Nonmonetary
Transactions"  ("APB 29"),  and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial  substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for the fiscal  periods  beginning  after June 15, 2005, and the Company will adopt this
Statement in the first quarter of fiscal 2006.  The Company  currently  does not anticipate  that  the  effects  of the  statement  will  materially  affect  its consolidated  financial  position or  consolidated  results of  operations  upon adoption.

      In March 2005,  the FASB issued FIN No. 47,  "Accounting  for  Conditional
Asset  Retirement  Obligations  - an  interpretation  of FASB  Statement No. 143
"Accounting for Asset Retirement  Obligations  ("SFAS No. 143")" ("FIN 47"). FIN
47 clarifies that the term conditional  asset  retirement  obligation as used in
SFAS No.  143,  refers to a legal  obligation  to  perform  an asset  retirement activity in which the timing and (or) method of settlement are  conditional on a future  event  that  may or  may  not  be  within  the  control  of the  entity.
Accordingly,  an entity is required to recognize a liability  for the fair value of a conditional asset retirement  obligation if the fair value of the liability can be reasonably estimated.  The liability for the conditional asset retirement
obligation  should  be  recognized  when  incurred.   This  Interpretation  also
clarifies  when an  entity  would  have  sufficient  information  to  reasonably estimate the fair value of an asset retirement  obligation.  FIN 47 is effective for fiscal  periods  beginning  after  December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

      In May 2005, the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections  - A  Replacement  of APB Opinion No. 20 and FASB  Statement  No. 3"
("SFAS No. 154"). SFAS No. 154 requires the  retrospective  application to prior periods' financial statements of changes in accounting  principle,  unless it is impractible to determine either the period-specific effects or cumulative effect of  the  accounting  change.  SFAS  No.  154  also  requires  that a  change  in depreciation,  amortization,  or depletion  method for long-lived  non-financial assets be accounted for as a change in accounting  estimate affected by a change in accounting  principle.  SFAS No. 154 is effective for accounting  changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

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

NOTE 4: NOTES PAYABLE

      The Company has a mortgage  payable to Orinda Capital  Partners,  LLP, the seller in the Fort Worth,  Texas, land transaction.  The principal amount of the mortgage is $ 788,750 and is secured by the second phase  portion of the subject property.  As of December  31,  2005,  the balance  outstanding  of the mortgage payable was $ 688,750. The mortgage note bears interest at 10 % per annum and as extended  matures on March 1, 2006.  The note may be prepaid at anytime  without penalty.  The Company and the  noteholder  have  negotiated  an extension of the current maturity to June 1, 2006.

      On December  31,  2005,  the  Company  had a mortgage  payable to Magellan
Mortgage in the  principal  amount of $ 1,250,000  and secured by the  Company's land in North Fort Myers, Florida. The mortgage note bore interest at 10.5 % per annum and  matured  on  December  9, 2006.  On January  18,  2006,  the  Company
refinanced  this  mortgage  with a loan from Orion Bank,  Naples,  Florida.  The principal amount of the refinanced mortgage is $ 2,500,000 and is secured by the same land in Florida.  The  mortgage  note bears per annum  interest at 1 % plus
"prime"  and  matures on January  18,  2007.  The note may be prepaid at anytime without penalty.

      The Company  has a mortgage  payable to  Sovereign  Bank,  West  Hartford,
Connecticut.  The principal amount of the mortgage is $ 4,615,000 and is secured by the Company's land in Lexington  County,  South  Carolina.  The mortgage note bears per annum  interest at 2.25 % above the LIBOR rate and matures on December
31, 2006. The note may be prepaid at anytime without penalty.

      The  Company  has a note  payable  in the  amount  of $  300,000  to South
Carolina Development Partners,  LLC, an affiliate of the seller of the Company's land in Lexington  County,  South Carolina,  delivered in  consideration  of the assignment of the purchase  contract to our LLC and the release and  termination of a development agreement with South Carolina Development Partners, LLC for the subject  property.  The note bears interest at 10 % per annum and is now due and payable in installments  of $ 50,000 a month with the last  installment due July
15, 2006.

      During the year ended  December  31, 2005,  the Company was in  compliance with all debt covenants as defined by the agreements.

      Future  maturities  of long term debt  during  each of the next five years ending December 31 and therafter were as follows:

              2006             $ 6,853,750
              Thereafter                --
                               -----------
              Total            $ 6,853,750
                               ===========

NOTE 5: CONVERTIBLE DEBENTURES

      The  original  private  company  Enclaves  secured  its first  three  real property sites with the sales  proceeds of a private  offering of $ 5,500,000 of its convertible  debentures to Cornell Capital Partners, LP ("Cornell").  In the
same  transaction as the debenture  purchase Cornell entered into an equity line agreement with Enclaves providing terms for Cornell, at the request of Enclaves, to  purchase  the common  stock of  Enclaves,  subject to its  becoming a public company and filing an effective  registration  statement for the common stock to be sold under that facility. Through the Merger Enclaves became a public company and acquired the additional debenture obligations of Alliance.

      After the Merger  the  Company  assumed  the equity  line  agreement  with
Cornell and on November 9, 2005,  the Company and Cornell  amended and  restated
the equity line agreement,  a Standby Equity  Distribution  Agreement  ("SEDA"),
which required the Company to arrange for its common stock to become  registered under the 1934  Securities  Act and  available for trading,  and which  provides liquidated damages for failure to complete the registration. For a period of two years after the Company  successfully  registers  its stock,  Cornell has agreed under certain  terms,  on  application  by the Company,  to advance  monies,  in maximum advance amounts of $1.5 million,  against common stock of the Company at a discount to its  Bloomberg  quoted  price.  The Cornell  SEDA as amended has a maximum aggregate commitment of $ 46 million. See Note 10 - Subsequent Events.

      On November 9, 2005,  at the same time as the  amendment of the SEDA,  the
Company also issued  amended and restated  debentures to replace those issued by
Enclaves and Alliance, then in the principal balance outstanding of $ 6,618,781, to become due on January 15, 2007,  bear new interest and redemption  terms,  of
12% payable in 12 equal  installments  of $ 542,449 plus interest  until January
15, 2007, and modify their  conversion  terms to set a fixed price of conversion equal to 100 % of the average closing bid price as quoted by Bloomberg LP in the five trading days before filing of the registration statement required under the
SEDA.  The Company filed the  registration  statement on November 29, 2005,  and pursuant to their terms the  conversion  price of the  debentures was fixed at $
0.27 / share.  These  debentures are pre-payable in whole or in part but subject to a 12 %  redemption  premium and are secured by all assets and property of the
Company  and are  guaranteed  by Homes  for  America  Holdings,  Inc.,  a Nevada
corporation ("HFAH"), a principal stockholder of the Company.

NOTE 6: CONVERTIBLE PREFERRED STOCK

      On December 29, 2004, the Company issued  1,000,000 shares of its Series A convertible  preferred  stock to two  stockholders,  HFAH  (816,000  shares) and
Cornell  (184,000  shares),  in  consideration  of the  undertakings of HFAH and
Cornell for the original equity line SEDA transaction to capitalize the Company.
On  November  9,  2005,  Cornell  surrendered  its  184,000  shares,  which were canceled, and received in their place a warrant entitling it to elect to acquire in aggregate the same number of shares for nominal consideration, subject to the requirement that after any exercise Cornell and its affiliates not then directly or  beneficially  own more than 4.99 % of the  outstanding  common  stock of the
Company.

      The  convertible  preferred  stock has a conversion  feature  allowing the holders to elect to convert the preferred  stock to common stock of the Company.
At the time of the  conversion,  without  regard to the  number  of  outstanding shares  of  common  stock,  the  preferred  stock  converts  as a class to equal seventy-five  percent of the outstanding common stock,  effectively diluting all common stockholders to 1/4 of their previous holdings.  The make-whole provision
and  certain   anti-dilution   provisions  represent  a  contingent   beneficial
conversion  feature  of the  convertible  preferred  stock.  The  effect of this feature may result in the  issuance of  additional  shares at some future  date;
however,  since the issuance of these shares is contingent on future events, the effect of this  feature  will be  recorded  at the time the  events  occur.  The preferred  stock is  automatically  converted to common stock without  notice or election on the second anniversary of the common stock achieving registration.

NOTE 7: INCENTIVE PLAN

      The Company has adopted an incentive  plan agreeing to issue up to 20 % of the preferred  stock  outstanding to its founders and key executive  officers as follows: 4 % each to two founders,  Robert A. MacFarlane and Robert M. Kohn; 4%
each to the Chief  Executive  Officer and Chief  Operating  Officer;  2 % to the
Chief Marketing  Officer;  and 2 % to the Chief  Financial  Officers (1 % to the
current CFO of an affiliate  providing services and 1 % to the Company CFO to be recruited.) No preferred stock has been issued under the incentive  plan.  Under the terms of the equity line agreement  this  preferred  stock may not be issued until the  registration  statement  required by the Standby Equity  Distribution
Agreement ("SEDA") with Cornell Capital Partners,  LP has become effective.  The
Company has negotiated  employment  agreement terms with its executive  officers for salaries,  benefits, and other compensation.

NOTE 8: RELATED PARTY TRANSACTIONS

      A  stockholder  of the  Company,  HFAH,  has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the  states of  Florida  and  Texas.  Those  costs  and  deposits  incurred  for acquisition,  planning,  and financing of these projects totaling $ 499,503 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting to $ 103,090 were recorded as current  expenses of the projects.  HFAH has also advanced the Company $ 55,297 since inception. As part of the agreement with HFAH,  the Company has agreed to pay a 2.5 % finance  placement fee for the funds  raised  from the Cornell  funding  facility.  In 2005 the Company  paid $
87,500 under the agreement which has been capitalized as deferred finance costs.

      The Company engaged Girasole  International,  Inc., a New York corporation
("Girasole"),  a related party, as a third party consultant to oversee marketing and product  development.  The Company's Chief  Marketing  Officer and Assistant
Secretary,  Emilia  Nuccio  founded  Girasole  in  2001  and  is  its  principal stockholder.  Ms.  Nuccio is the wife of Robert A.  MacFarlane,  a principal  of
HFAH.  During the years ended  December 31, 2005 and 2004, and from inception to
December  31,  2005,  fees for  consulting  services  provided to the Company by
Girasole totaled approximately $ 42,000, $ 97,000, and $ 139,000, respectively.

      The Company paid two of its founders,  Robert A.  MacFarlane and Robert M.
Kohn,  who are also  principals  and executive  officers of HFAH, for consulting services to the Company in fund-raising and real estate development in the total amount of $ 50,000 to each of them during the year ended December 31, 2005.

      Included in accounts  payable as of December 31, 2005, were  approximately
$ 54,000 and $ 44,000 payable to entities  affiliated to Mark D. MacFarlane  and
Emilia Naccio, respectively, for consulting services received during 2005.

      In connection  with the mortgage loan by Sovereign Bank in the acquisition of the  Lexington  County,  South  Carolina,  real  estate  parcels,  the lender required and HFAH delivered its  unconditional  guaranty of the loan obligation, for which  guaranty  the Company  paid HFAH $ 69,225,  being 1-1/2 % of the loan amount.  In a subsequent  transaction  in January  2006,  the mortgage loan from
Orion  Bank,  HFAH  also  delivered  its  unconditional  guaranty  of  the  loan obligation,  subject  to the  understanding  that the  Company  would pay HFAH $
37,500, being 1-1/2 % of the loan amount, from available funds.

NOTE 9: INCOME TAXES

      The Company had no income tax expense or benefit in fiscal  years 2005 and
2004.

      The following is a  reconciliation  of the provision for income taxes (tax benefit) with income taxes on the federal statutory rate:

                                                            December 31
                                                       2005              2004
                                                    ---------         ---------

Federal tax at statutory rate                       $(318,600)        $ (35,000)
Change in valuation allowance                         318,600            35,000
                                                    ---------         ---------

Income taxes (tax benefit)                                 --                --
                                                    =========         =========

      The components of deferred taxes for the same periods were as follows:

                                                            December 31
                                                       2005              2004
                                                    ---------         ---------

Deferred tax assets:
        Net operating losses                        $ 353,600         $  35,000
        Less valuation allowance                     (353,600)          (35,000)
                                                    ---------         ---------

Net deferred taxes                                         --                --
                                                    =========         =========

      The  Company  has  recorded  valuation  allowance  to offset tax  benefits arising from  deferred tax items  because their  realization  is uncertain.  The
Company  has  federal  net  operating  loss  carry-forward  of  approximately  $
1,000,000 to offset future federal taxable  income.  These losses expire in 2024 and 2025.

NOTE 10: SUBSEQUENT EVENTS

      In January  2006 the Company  and Cornell  entered  into  negotiations  to modify the terms of both the SEDA  equity line and the  convertible  debentures, all of which are held by Cornell and its  affiliates,  to address the  long-term financing requirements of the Company.

      On April 6,  2006,  the  Company  and  Cornell  reached  an  agreement  in principle,  pursuant to which the parties  will  document  an  extension  of the maturity  date of the  debentures,  an immediate  conversion of a portion of the debenture  balances  into common  stock (not to exceed 9.9 % of the  outstanding common stock after conversion),  and immediate  conversion of another portion of the debenture  balances into a warrant for common stock,  for a total  immediate reduction  of $  2,500,000  in the  debenture  balances,  a release  of the real property mortgages in exchange for a pledge of the Company's LLCs, a termination of  the  SEDA,  with  the  Company  obligated  (i) to  amend  its  pending  SB-2 registration  to remove  the SEDA  stock and  proceed  with the  balance  of the registration,  (ii) to obtain the confirmation of the corporate guaranty by HFAH of the Company  obligations to the debenture  holders,  and (iii) to make no new cash  payments  to HFAH or its  principals  while any of the  debentures  remain outstanding.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE.

      On October 3, 2005, as previously reported,  the Board of Directors of the
Company  dismissed  HJ &  Associates  LLC  ("HJ")  as the  Company's  registered independent  public  accounting firm and approved the engagement of Friedman LLP
("Friedman") as the Company's registered independent public accountants to audit the financial statements for the fiscal year ending December 31, 2005. Financial statements of the Company for the fiscal years ended  December 31, 2003 and 2004 did not contain any adverse  opinion or a disclaimer  of opinion,  nor were they qualified or modified as to uncertainty,  audit scope or accounting  principles.
The report of HJ on the  Company's  financial  statements  for the fiscal  years ended  December 31, 2003 and 2004 included an  explanatory  paragraph that noted
substantial  doubt about the Company's  ability to continue as a going  concern.
During the fiscal years ended December 31, 2003 and 2004 and through  October 3,
2005,  the  Company  had no  disagreement  with HJ on any  matter of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure, which disagreement,  if not resolved to the satisfaction of HJ, would have caused it to make  reference to the subject  matter  thereof in  connection with its reports.  During the years ended December 31, 2003 and 2004 and through
December  21,  2004,  there  have been no  events  reportable  pursuant  to Item
304(a)(1)(iv)(B) of Regulation S-B.

      The Company  has  provided a copy of the above  disclosures  to HJ and has requested  that it furnish a letter  addressed  to the  Securities  and Exchange
Commission  stating  whether it agrees  with the above  statements  and, if not, stating the respects in which it does not agree.  A copy of such  letter,  dated
October 3, 2005, was filed as Exhibit 16.1 to a Current Report on Form 8-K dated
October 3, 2005.  On October 3,  2005,  the Board of  Directors  of the  Company
engaged the  accounting  firm of Friedman as the  Company's  independent  public accountants  to audit the  Company's  financial  statements  for the fiscal year ending  December 31, 2005.  During the fiscal years ended  December 31, 2003 and
2004 and through  October 3, 2005,  the Company  did not consult  with  Friedman regarding  either  the  application  of  accounting  principles  to  a  specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor  considered by the Company in reaching a decision as to an accounting, auditing or financial reporting  issue.  During the fiscal years ended  December 31, 2003 and 2004 and through October 3, 2005, the Company did not consult with Friedman regarding any matter that was the subject of a disagreement or event identified in response to
Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      We  maintain  disclosure  controls  and  procedures  (as  defined  in Rule
13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the
"Exchange  Act")) that are  designed to ensure  that  information  that would be required  to be  disclosed  in  Exchange  Act  reports is  recorded,  processed, summarized,  and reported within the time periods  specified in the Security and
Exchange  Commission's rules and forms, and that such information is accumulated and  communicated  to our  management,  including the Chief  Executive  Officer,
President,  Chief  Operating  Officer and Acting  Chief  Financial  Officer,  as
appropriate, to allow timely decisions regarding required disclosure.

      As of  December  31,  2005,  we  carried  out  an  evaluation,  under  the supervision and with the  participation of our executive  management,  including the Chief Executive  Officer and President and the Chief  Operating  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive
Officer  and  President,  Chief  Operating  Officer and Acting  Chief  Financial
Officer concluded that Enclaves Group's disclosure  controls and procedures were effective as of the end of the period covered by this annual report.

      (b) SECTION 404 COMPLIANCE PROJECT.

      Beginning  with the year  ending  December  31,  2007,  Section 404 of the
Sarbanes-Oxley  Act of 2002 will require us to include a management's  report on our internal  control  over  financial  reporting  in our Annual  Report on Form
10-KSB. The internal control report must contain (1) a statement of management's responsibility  for establishing and maintaining  adequate internal control over our financial  reporting,  (2) a statement  identifying  the  framework  used by management  to conduct  the  required  evaluation  of the  effectiveness  of our internal control over financial  reporting,  (3) management's  assessment of the effectiveness of our internal control over financial  reporting as of the end of our most recent  fiscal  year,  including  a statement  as to whether or not our internal control over financial reporting is effective, and (4) a statement that our  registered  independent  public  accounting  firm has issued an attestation report  on  management's  assessment  of our  internal  control  over  financial reporting.

      In order to achieve  compliance  with  Section  404 within the  prescribed period,  management has commenced a Section 404  compliance  project under which management has engaged outside  consultants and adopted a detailed  project work plan to assess the adequacy of our internal  control over  financial  reporting, remediate any control  deficiencies  that may be  identified,  validate  through testing that controls are functioning as documented,  and implement a continuous reporting and improvement process for internal control over financial reporting.
Except as described above,  during the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial  reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      (c) INHERENT LIMITATIONS OF THE EFFECTIVENESS OF INTERNAL CONTROL.

      A control system,  no matter how well conceived and operated,  can provide only  reasonable,  not absolute,  assurance  that the objectives of the internal control  system are met.  Because of the  inherent  limitations  of any internal control system,  no evaluation of controls can provide  absolute  assurance that all control issues, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION.

      There was no information  that was required to be disclosed in a report on
Form 8-K during the fourth quarter of 2005 that was not reported.

PART III

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROLS  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following  table sets forth  information  regarding the members of our board of directors and our  executive  officers.  All directors  hold office for two-year  terms  until  the  election  and  qualification  of their  successors.
Officers  are  elected  annually  by the  board of  directors  and  serve at the discretion of the board:

Name                      Age      Position
----                      ---      --------
Daniel G. Hayes           48       Chief Executive Officer, President, and Director
Mark D. MacFarlane        40       Chief Operating Officer and Vice President
Emilia Nuccio             50       Chief Marketing Officer, Vice President, and Assistant Secretary
Robert A. MacFarlane      61       Chairman of the Board of Directors
Robert M. Kohn            53       Director
Marlin K. Wiggins         51       Director

      The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

      DANIEL G. HAYES has served as our  president and chief  executive  officer and as a director since our  incorporation in November 2004. He was recruited as our executive  officer from his former  position as special counsel to Homes For
America  Holdings,  Inc., the company that originally  organized and capitalized us, where he also has served on the board of directors  since 1998.  During this tenure, Mr. Hayes represented Homes For America Holdings, Inc. in its successful acquisition of development and improved properties in Florida,  Texas, New York,
Connecticut,  and Indiana.  Further, he was responsible for overseeing the legal compliance  for  public  and  private  mezzanine  financing,  tax-exempt  bonds, tax-increment  financing and tax credits for multiple  projects.  Before leaving private  practice to become a full time  employee,  he represented us as counsel for the original organization and capitalization of the private company Enclaves
Group,  Inc. and its subsequent  acquisition and reverse merger with the current public  company.  He had also been engaged in the private  practice of law since
1990,  focusing on corporate  governance,  commercial  real estate,  and secured finance.

      Prior to 1990,  Daniel G. Hayes  served as general  counsel and  corporate officer at The Rojac Group,  Inc., a real estate  development firm in Rockville,
Maryland.  He was  director  and Chief  Operating  Officer at ETICAM  Management
Company, an environmental management firm in Alexandria,  Virginia. Before that, he practiced as a municipal bond and finance attorney in Chicago,  Illinois, and
Washington,  D.C. Mr. Hayes received his B.A. in Economics and Mathematics  from
Northwestern  University in 1979, his J.D. from Cornell  University in 1982, and is licensed to practice law in the State of Illinois,  the District of Columbia,
and the Commonwealth of Virginia.

      MARK D.  MACFARLANE  is the creator of the YOUR HOME Lease and Own concept and the leading author of our business plan and has served as our vice president and chief operating  officer since  incorporation in November 2004. In addition, since 1997, Mr. MacFarlane served as the director of multifamily  development of
Homes For America Holdings,  Inc. during a period when it grew exponentially and acquired/developed over 1,600 units. While at Homes For America Holdings,  Inc.,
Mr.  MacFarlane  was  also  the  project  developer  and  head  of the  business development plan that became the original  business plan for our company as well as securing the financing commitments for the individual YOUR HOME Lease and Own communities.

      Mr. MacFarlane has extensive experience in real estate management,  having served as acquisition  manager for a national real estate  development  firm and regional manager for a national  mortgage banking firm prior to working at Homes
For America Holdings,  Inc. His proven track record is based on more than twenty years and  millions of dollars in  successful  financing  and  development.  Mr.
MacFarlane is Robert A. MacFarlane's son.

      EMILIA  NUCCIO  directs our  marketing and YOUR HOME Lease and Own program and has served as our assistant  secretary since its  incorporation  in November
2004. In 2001, Ms. Nuccio founded Girasole  International to provide  consulting services in media,  marketing  and  education to a wide range of  organizations.
Emilia Nuccio served as Vice President of Latin American Sales for BBC Worldwide
Americas,  where she  increased  the BBC TV and cable  presence  and revenues in
Latin America by over 1,000%. For the Itsy Bitsy Entertainment  Company, she was
President of  International  Program and Licensing  Sales and prior to that, she was General  Manager for Latin America,  launching  Teletubbies to become one of the strongest  sources of revenue for the company and one of the most successful children's  licensing  properties  of all time.  She has also held a variety  of sales and  marketing  positions  at  Televisa,  the  Mexican  media  giant,  and
Westinghouse  Broadcasting,  now CBS. Ms. Nuccio is a graduate of Queens College and a recipient of a graduate  fellowship at Yale  University.  She is fluent in
English, Italian, Spanish and French. Ms. Nuccio is Robert A. MacFarlane's wife.

      ROBERT M. KOHN is one of the founders of our business and acquisition plan and has served as our director since incorporation in November 2004. In 1996, he co-founded Homes For America Holdings, Inc. with Robert A. MacFarlane, with whom he built the company to nearly $ 190 million in gross assets. He was responsible for Beau Rivage,  the first condominium  tower built in the Fort Myers,  Florida area in over twenty years.  Thanks to his efforts,  Homes For America  Holdings,
Inc. was named the 2003 Business Story in Fort Myers, spurring revitalization of the area  and a  veritable  stampede  of  interest.  Subsequently,  he  arranged financing for St. Tropez,  Riviera and Monaco,  three more condominium towers in
Fort Myers;  and obtained land for four  condominium  towers in West Palm Beach.
Currently,  Mr.  Kohn  manages  land  acquisition,  construction,  and sales and marketing for 1,773 units of condominiums.

      Mr. Kohn's  expertise and business  success have been well documented in a thirty-year  career  continuously  licensed as a real estate  broker in multiple jurisdictions,  resulting in an excess of a billion  dollars in sales of condos, co-ops,  town houses and individual  homes.  Prior to founding Homes For America
Holdings,  Inc., Robert Kohn was the president of Alfred Kohn Realty Corporation and Schuyler Realty, and a managing partner of Kohn Belson Associates,  managing more than 22,000 apartments. Mr. Kohn converted more than $100 million of rental properties and warehouses into residential lofts, and orchestrated the financing and acquisition of thousands of multi-family  housing units.  Mr. Kohn graduated from Ohio University with a B.S. in Economics.

      ROBERT  A.  MACFARLANE  is one of the chief  visionaries  of the YOUR HOME
Lease and Own  Program and has served as our  director  since  incorporation  in
November 2004. Mr. MacFarlane's skill with innovative real estate development is proven by the staggering growth of Homes For America Holdings, Inc., the company from which we evolved.  In 1996, he co-founded Homes For America Holdings,  Inc.
with Robert Kohn,  building the company to nearly $ 190 million in gross assets.
He strategically  acquired properties in Florida,  Texas, New York,  Connecticut and Indiana,  grew the multifamily  portfolio to nearly 1,600 residential rental units and 572,000 square feet of commercial space. He personally  negotiated the land acquisition and arranged for construction of Station Plaza, a 70,000 square feet commercial building in downtown Yonkers, the first in over twenty years, as well as the land  acquisition  of 3/4 of a mile on the Hudson River,  one of the largest  purchases  of private  Hudson  River  waterfront  in the NY metro area.
Further, he was the principal responsible for Homes For America Holdings, Inc.'s
Colt Gateway project in Hartford,  Connecticut, an acquisition that he developed into a $ 118  million  rehabilitation  of a  400,000  square  feet,  10-building historic site that is set to become a United States National Park.

      Prior to founding Homes For America  Holdings,  Inc., Robert A. MacFarlane
served as independent tax-exempt bond and tax credit consultant for FC Partners, a New York real estate company;  and as Senior Property  Acquisitions Officer of the Boutwell  Company,  a real estate firm  representing the Rockefeller  Family
Trust.  Mr.  MacFarlane  was  directly  responsible  for the closing of one-half billion dollars worth of real estate  transactions in Texas alone,  two of which were turnaround, value-added acquisitions totaling $ 300 million.

      Robert  A.  MacFarlane  is both Mark D.  MacFarlane's  father  and  Emilia
Nuccio's husband.

      MARLIN  K.  WIGGINS  has  served  as our  director  since  May 2005 and he oversees all accounting and auditing decisions of the company.  Mr. Wiggins is a certified public accountant who provides tax, bookkeeping,  audit and consulting services  to  small  and  medium  size  businesses,  as well  as  not-for-profit entities.  With  an  expertise  in  auditing  and  accounting  for  real  estate companies,  Mr. Wiggins ensures that we properly present  financial  statements, and comply with the  Sarbanes-Oxley  Act as it relates to public companies.  Mr.
Wiggins has led both  financial  and data  processing  audits at  Citibank  N.A.
involving hundreds of millions of dollars, and was instrumental in compiling the financials for the bank's worldwide  distribution.  Before starting his own firm in 1993, he worked as a senior auditor at the CPA firm Watson, Rice and Company.
He left to be the  Controller of Eastmond and Sons in Bronx,  New York.  For six
years,  he has taught  accounting  and auditing as an adjunct  professor at both
Lehman and Bronx Community College.

      Mr.  Wiggins  has served on the  boards of the  Yonkers  Downtown  BID and
African-American  Heritage  Committee and currently on the boards of the Yonkers
Empowerment Zone and St. John's Riverside Hospital. He has been Treasurer of the
Yonkers  NAACP,  Vice  Chair  of the  Philipsburg  Performing  Arts  Center  and
currently is President  of the  Nepperhan  Valley  Development  Corporation  and
Treasurer  of the Valley  Technology  Center,  Co-chairperson  of the Academy of
Finance at Lincoln High School and President of the Strategic  Business Alliance
of Yonkers. With nineteen years of experience,  Marlin K. Wiggins is a certified public  accountant  licensed  in the  State of New  York,  and a  member  of the
American Institute of Certified Public Accountants. He has a Masters of Business
Administration in accounting from Baruch College.

AUDIT COMMITTEE

      On May 1,  2005,  we  established  the  audit  committee  of our  board of directors.  The  audit  committee  recommends  to our  board  of  directors  the engagement  of  independent  auditors to audit our financial  statements  and to review our accounting and auditing  principles.  The audit committee reviews the scope,  timing  and  fees  for  the  annual  audit  and  the  results  of  audit
examinations   performed  by  the  internal  auditors  and  independent   public
accountants, including their recommendations to improve the system of accounting and  internal  controls.  The  audit  committee  will at all  times be  composed exclusively of directors who are, in the opinion of the board of directors, free from any  relationship  which would  interfere  with the exercise of independent judgment as a committee  member and who possess an  understanding  of  financial statements and generally  accepted  accounting  principles.  Currently Robert A.
MacFarlane  and Marlin K. Wiggins are the sole  members of our audit  committee.
Mr.  MacFarlane  is an  executive  officer  and  principal  of Homes for America
Holdings, Inc., our largest stockholder, and not independent.  Marlin K. Wiggins is a  "financial  expert"  and is  independent  as  that  term is used in Item 7
(d)(3)(iv) of Schedule 14A under the Exchange Act.

CODE OF ETHICS

      We adopted a Code of Business  Conduct and Ethics  ("Code of Ethics"),  on
August 18,  2005.  The Code of Ethics,  in  accordance  with  Section 406 of the
Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B,  constitutes our Code of Ethics for  senior  financial  officers.  The Code of Ethics is  intended  to promote honest and ethical conduct, full and accurate reporting,  and compliance with laws as well as other matters.  A copy of the Code of Ethics is included as
Exhibit 14 to this Annual  Report on Form 10-KSB and is available at our website
(WWW.ENCLAVESGROUP.COM).  A  printed  copy of the  Code of  Ethics  may  also be obtained free of charge by writing to the Corporate Secretary at Enclaves Group,
Inc., 2550 East Trinity Mills Road, Suite 122, Carrollton, Texas 75006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a) of the Exchange Act requires  officers and  directors,  and persons who  beneficially own more than 10% of our common stock, to file reports of  ownership  on Form 3 and changes in  ownership  on Form 4 or Form 5 with the
SEC.  Such  officers,  directors and 10%  stockholders  are also required by SEC rules to furnish us with  copies of all  Section  16(a)  forms they file.  Based solely on our  review of the copies of such forms  received  by us, we  believe, during the fiscal year ended December 31, 2005,  that there was compliance  with all Section 16(a) filing requirements applicable to its officers,  directors and
10% stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The  following  table sets forth  information  for the three most recently completed  fiscal years  concerning the  compensation of (i) our Chief Executive
Officer and (ii) all other  executive  officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended December 31, 2005 ("named executive officers").

                                                                      Bonus               All Other
                                      Fiscal      Salary               ($)              Compensation
Name and Principal Position           Year          ($)                                      ($)
---------------------------------------------------------------------------------------------------------

Daniel G. Hayes                       2005      109,017 (1)         17,848 (1)           6,000 (3)
PRESIDENT & CHIEF EXECUTIVE OFFICER   2004                              --                  --

Mark D. MacFarlane                    2005      183,126 (1)                            65,656 (3) (4)
CHIEF OPERATING OFFICER & VICE        2004                              --                  --
PRESIDENT

Emilia Nuccio                         2005      104,428 (1)             --             54,494 (3) (5)
CHIEF MARKETING OFFICER, VICE         2004                              --                  --
PRESIDENT, & ASSISTANT SECRETARY

NOTES: (1)  Mr.  Hayes  became  a  full-time  employee  on  July  1,  2005,  Mr.
            MacFarlane on January 1, 2005, and Ms. Nuccio on February 1, 2005.

       (2)  This  bonus  represents  0.2 %  commission  on total  real  property acquisitions by the Company in 2005.

       (3)  The executive  officers receive annual automobile  allowances (Hayes and MacFarlane: $ 12,000; Nuccio: $ 10,000).

       (4)  This  includes  $ 53,656  paid in 2006 for  2005  services  provided through an entity constituting a related party to Mr. MacFarlane.

       (5)  This  includes  $ 44,494  paid in 2006 for  2005  services  provided through an entity constituting a related party to Ms. Nuccio.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The Company has not  previously  granted stock options and the Company did not grant any stock options or other  incentive  stock rights to its executives, directors, or employees in fiscal year 2005.

EMPLOYMENT, SEVERANCE, AND OTHER AGREEMENTS

      The Company has not entered into any employment agreements with any of its executives or other employees.  The Company has negotiated  employment agreement terms with its Chief  Executive  Officer,  Chief  Operating  Officer,  and Chief
Marketing Officer for salaries,  benefits,  and other compensation.

COMPENSATION OF DIRECTORS

      As of the date  hereof,  no director has accrued any  compensation  and we have no compensation arrangements with our directors.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS.

      The  information  regarding  beneficial  ownership  of our common stock is being  presented in accordance  with the rules of the SEC.  Under these rules, a person or entity may be deemed to  beneficially  own any shares as to which such person  or  entity,  directly  or  indirectly,  has or  shares  voting  power or investment  power, or has the right to acquire voting or investment power within
60 days through the exercise of any stock option or other right.  The percentage of beneficial  ownership as to any person as of a particular  date is calculated by dividing (a) (i) the number of shares beneficially owned by such person, plus
(ii) the  number of  shares as to which  such  person  has the right to  acquire voting or  investment  power  within 60 days,  by (b) the total number of shares outstanding  as of such date,  plus any shares that such person has the right to acquire within 60 days.  Including those shares in the tables does not, however, constitute  an  admission  that the named  stockholder  is a direct or  indirect beneficial owner of those shares.

      Based solely upon  information  available to us, the following  table sets forth certain information  regarding beneficial ownership of our common stock as of May 9, 2006 by (i) each person or entity known by us to beneficially own more than 5 % of our outstanding  common stock,  (ii) each of our directors and named executive  officers,  and (iii) all directors and executive officers as a group.
Except as otherwise  indicated,  each of the  stockholders  named below has sole voting and investment power with respect to such shares of common stock:

Name and Address                               Common Stock                  Series A Convertible Preferred
of Beneficial Owner                       Beneficially Owned (4)                Stock Beneficially Owned
-----------------------------      ----------------------------------      ---------------------------------
                                        Shares          Percentage             Shares         Percentage
                                        ------          ----------             ------         ----------
Daniel G. Hayes
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122
Carrollton, Texas 75006                  4,650              *                    --               --

Mark D. MacFarlane
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122                                 --                --                   --               --
Carrollton, Texas 75006

Name and Address                               Common Stock                  Series A Convertible Preferred
of Beneficial Owner                       Beneficially Owned (4)                Stock Beneficially Owned
-----------------------------      ----------------------------------      ---------------------------------
                                        Shares          Percentage             Shares         Percentage
                                        ------          ----------             ------         ----------
Emilia Nuccio
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122                                 --                --                   --               --
Carrollton, Texas 75006

Robert M. Kohn
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122                                 --                --                   --               --
Carrollton, Texas 75006

Robert A. MacFarlane
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122                                 --                --                   --               --
Carrollton, Texas 75006

Marlin K. Wiggins
Enclaves Group, Inc.
2550 East Trinity Mills Road
Suite 122                                 --                --                   --               --
Carrollton, Texas 75006

Officers and Directors as a
group (6 persons)                        4,650              *                    --               --

Homes For America Holdings,
Inc. One Odell Plaza
Yonkers, New York 10701             296,406,060 (3)        98.6%              816,000           100%

----------
* Less than 1%

(1)   Unless  otherwise  indicated,  includes  shares  owned by a spouse,  minor children and relatives sharing the same home, as well as entities owned or controlled  by the named  person.  Also  includes  options and warrants to purchase shares of common stock exercisable within sixty (60) days. Unless otherwise noted,  shares are owned of record and beneficially by the named person.

(2)   Based upon 87,242,533 shares of common stock outstanding on April 18, 2006 and,  with respect to each  individual  holder,  rights to acquire  common stock exercisable within sixty (60) days.

(3)   Our common stock  beneficially  owned by Homes For America Holdings,  Inc.
      represents  (i)  82,880,403  shares of our common stock  currently held by
      Homes For America Holdings, Inc. and (ii) 213,525,657 shares of our common stock  issuable  upon  conversion  of the  816,000  shares of our Series A
      Convertible  Preferred Stock currently held by Homes For America Holdings,
      Inc.

(4)   The  common  stock  beneficially  owned  does not take  into  account  the outstanding secured convertible debentures that have a conversion price of
      $ 0.27 per  share.  It does also not take  into  account  the  outstanding
      Warrant for Series A Convertible  Preferred Stock in the current amount of
      184,000  shares,  or the equivalent of converted  common stock on the same terms as Series A Convertible  Preferred  Stock,  held by Cornell  Capital
      Partners, L.P. and described above.

                         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                        EQUITY COMPENSATION PLAN INFORMATION

      The information below

-------------------------------------------------------------------------------------------------------------
                                                                                           Number of
                                                                                          Securities
                                                                                      remaining available
                              Number of Securities to       Weighted average          for future issuance
                              be issued upon exercise      exercise price of             under equity
                              of outstanding options,     outstanding options,           compensation
                               warrants, and rights       warrants, and rights         plans (excluding
PLAN CATEGORY                                                                        securities reflected
                                                                                         in column (a)

                                        (a)                        (b)                        (c)
-------------------------------------------------------------------------------------------------------------
Equity
compensation
plans approved by
security holders                        -0-                       N / a                      N / a
-------------------------------------------------------------------------------------------------------------
Equity
compensation
plans not
approved by                           -0- (1)                    $ 0.001                250,000 (1) (2)
security holders
(1)
-------------------------------------------------------------------------------------------------------------
TOTAL
-------------------------------------------------------------------------------------------------------------

Note: (1)   The Company has adopted an incentive plan agreeing to issue up to 20
            % of the Series A Convertible  Preferred  Stock  outstanding  to its founders  and key  executive  officers as  follows:  4 % each to two founders,  Robert A.  MacFarlane and Robert M. Kohn; 4 % each to the
            Chief  Executive  Officer and Chief  Operating  Officer;  2 % to the
            Chief Marketing Officer;  and 2 % to the Chief Financial Officers (1
            % to the current CFO of an affiliate  providing  services and 1 % to the Company CFO to be recruited.) No preferred stock has been issued under  the  incentive  plan.  Under  the  terms of the  equity  line
            agreement  this  preferred   stock  may  not  be  issued  until  the
            registration statement required by the Standby Equity Line Agreement with Cornell Capital Partners, LP has become effective.  The Company does not  currently  have in place any other  stock  option  plan or incentive stock plan for our directors, officers, or employees.

      (2)   The total shares (250,000) assumes that the 816,000 shares of Series
            A Convertible  Preferred  Stock held by Homes for America  Holdings,
            Inc. and the 184,000 shares of Series A Convertible  Preferred Stock available for issuance  under the Preferred  Stock Warrant issued on
            November  9,  2005,  to  Cornell  Capital  Partners,   LP  are  each
            outstanding. Each of these parties has agreed to 20 % dilution under this equity compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      A  stockholder  of the  Company,  HFAH,  has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the  states of  Florida  and  Texas.  Those  costs  and  deposits  incurred  for acquisition,  planning,  and financing of these projects totaling $ 499,503 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting to $ 103,090 were recorded as current  expenses of the projects.  HFAH has also advanced the Company $ 55,297 since inception. As part of the agreement with HFAH,  the Company has agreed to pay a 2.5 % finance  placement fee for the funds  raised  from the Cornell  funding  facility.  In 2005 the Company  paid $
87,500 under the agreement which has been capitalized as deferred finance costs.

      The Company engaged Girasole  International,  Inc., a New York corporation
("Girasole"),  a related party, as a third party consultant to oversee marketing and product  development.  The Company's Chief  Marketing  Officer and Assistant
Secretary,  Emilia  Nuccio  founded  Girasole  in  2001  and  is  its  principal stockholder.  Ms.  Nuccio is the wife of Robert A.  MacFarlane,  a principal  of
HFAH.  During the years ended  December 31, 2005 and 2004, and from inception to
December  31,  2005,  fees for  consulting  services  provided to the Company by
Girasole totaled approximately $ 42,000, $ 97,000, and $ 139,000, respectively.

      The Company paid two of its founders,  Robert A.  MacFarlane and Robert M.
Kohn,  who are also  principals  and executive  officers of HFAH, for consulting services to the Company in fund-raising and real estate development in the total amount of $ 50,000 to each of them during the year ended December 31, 2005.

      Included in accounts  payable as of December 31, 2005, were  approximately
$ 54,000 and $ 44,000  payable to entities affiliated to Mark D. MacFarlane  and
Emilia Nuccio, respectively, for consulting services rendered during 2005.

      In connection  with the mortgage loan by Sovereign Bank in the acquisition of the  Lexington  County,  South  Carolina,  real  estate  parcels,  the lender required and HFAH delivered its  unconditional  guaranty of the loan obligation, for which  guaranty  the Company  paid HFAH $ 69,225,  being 1-1/2 % of the loan amount.  In a subsequent  transaction  in January  2006,  the mortgage loan from
Orion  Bank,  HFAH  also  delivered  its  unconditional  guaranty  of  the  loan obligation,  subject  to the  understanding  that the  Company  would pay HFAH $
37,500, being 1-1/2 % of the loan amount, from available funds.

ITEM 13. EXHIBITS

Exhibit Number      Description
--------------      -----------

3.1                 Certificate  of  Incorporation   of  Enclaves  Group,   Inc.
                    (incorporated  herein by  reference  to  Exhibit  3.1 to the
                    Company's  Registration  Statement  on Form  SB-2  filed  on
                    November 29, 2005 (the "SB-2"))

3.2                 Amendment to Certificate of Incorporation of Enclaves Group,
                    Inc. (incorporated herein by reference to Exhibit 3.2 to the
                    SB-2)

3.3                 By-laws of  Enclaves  Group,  Inc.  (incorporated  herein by reference to Exhibit 3.3 to the SB-2)

3.4                 Articles of Merger by and between  Enclaves Group,  Inc. and
                    Alliance Towers, Inc.  (incorporated  herein by reference to
                    Exhibit 3.4 to the SB-2)

3.5                 Enclaves Group,  Inc.  Series A Convertible  Preferred Stock
                    Designation (incorporated herein by reference to Exhibit 3.5 to the SB-2)

3.6                 Enclaves Group,  Inc.  Series B Convertible  Preferred Stock
                    Designation (incorporated herein by reference to Exhibit 3.6 to the SB-2)

4.1                 Enclaves   Group,   Inc.   Amended  and   Restated   Secured
                    Convertible Debenture due January 15, 2007 issued to Cornell
                    Capital  Partners,  LP (incorporated  herein by reference to
                    Exhibit  10.12 to the Company's  Current  Report on Form 8-K
                    filed on November 16, 2005)

4.2                 Enclaves   Group,   Inc.   Amended  and   Restated   Secured
                    Convertible   Debenture  due  January  15,  2007  issued  to
                    Highgate House Funds, Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K
                    filed on November 16, 2005)

4.3                 Enclaves   Group,   Inc.   Amended  and   Restated   Secured
                    Convertible   Debenture  due  January  15,  2007  issued  to
                    Montgomery  Equity Partners,  Ltd.  (incorporated  herein by reference to Exhibit 10.14 to the Company's  Current  Report on Form 8-K filed on November 16, 2005)

10.1                Securities Purchase  Agreement,  dated December 28, 2004, by and among Enclaves Group,  Inc.,  Cornell Capital  Partners,
                    LP,  and  Montgomery  Equity  Partners,  Ltd.  (incorporated herein by reference to Exhibit 10.1 to the SB-2)

10.2                Amended and Restated Standby Equity Distribution  Agreement,
                    dated as of November 9, 2005, by and between Cornell Capital
                    Partners,  LP and Enclaves Group, Inc.  (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 16, 2005)

10.3                Amended and Restated Registration Rights Agreement, dated as of November 9, 2005, by and between Enclaves Group, Inc. and
                    Cornell  Capital  Partners,  L.P.  (incorporated  herein  by reference to Exhibit 10.2 to the Company's Current Report on
                    Form 8-K filed on November 16, 2005)

10.4                Amended  and  Restated  Security  Agreement,   dated  as  of
                    November 9, 2005, by and among Enclaves Group, Inc., Cornell
                    Capital  Partners,  LP,  Highgate  House  Funds,  Ltd.,  and
                    Montgomery  Equity Partners,  Ltd.  (incorporated  herein by reference to Exhibit 10.10 to the Company's  Current  Report on Form 8-K filed on November 16, 2005)

10.5                Amended and Restated Investor Registration Rights Agreement,
                    dated as of November 9, 2005, by and among  Enclaves  Group,
                    Inc.,  Cornell  Capital  Partners,  LP, Highgate House Funds
                    Ltd., and Montgomery  Equity  Partners,  Ltd.  (incorporated herein  by  reference  to  Exhibit  10.11  to the  Company's
                    Current Report on Form 8-K filed on November 16, 2005)

10.6                Escrow  Agreement,  dated  December 28,  2004,  by and among
                    Enclaves Group, Inc., Cornell Capital Partners, LP and David
                    Gonzalez,  Esq. (incorporated herein by reference to Exhibit
                    10.6 to the SB-2)

10.7                Guaranty  Agreement,  dated  December 28, 2004, by Homes For
                    America   Holdings,   Inc.,  in  favor  of  Cornell  Capital
                    Partners,   LP  and   Montgomery   Equity   Partners,   Ltd.
                    (incorporated  herein by  reference  to Exhibit  10.7 to the
                    SB-2)

10.8                Amended and Restated Placement Agent Agreement,  dated as of
                    November 9, 2005, by and among Enclaves Group, Inc., Cornell
                    Capital Partners,  LP and Newbridge  Securities  Corporation
                    (incorporated  herein by  reference  to Exhibit  10.3 to the
                    Company's  Current  Report on Form 8-K filed on November 16,
                    2005)

10.9                Stock Purchase and Share Exchange,  dated April 27, 2005, by and  between  Alliance  Towers,  Inc.,  Robert C.  Sandberg,
                    Michael  Delin,   Homes  For  America  Holdings,   Inc.  and
                    Enclaves,  Inc. (incorporated herein by reference to Exhibit
                    10.1 to the  Company's  Current  Report on Form 8-K filed on
                    May 02, 2005)

10.10               Agreement  and Plan of Merger,  dated as of April 28,  2005, between  Alliance  Towers,  Inc.  and Enclaves  Group,  Inc.
                    (incorporated  herein by reference  to Exhibit  10.10 to the
                    SB-2)

10.11               Termination of Standby Equity Distribution Agreement,  dated as of  November  9, 2005,  by and  between  Cornell  Capital
                    Partners,  LP and Alliance Towers,  Inc. nka Enclaves Group,
                    Inc.  (incorporated  herein by  reference to Exhibit 10.6 to the Company's  Current  Report on Form 8-K filed on November
                    16, 2005)

10.12               Termination of Standby Equity Distribution Agreement,  dated as of  November  9, 2005,  by and  between  Cornell  Capital
                    Partners,  LP and Alliance Towers,  Inc. nka Enclaves Group,
                    Inc.  (incorporated  herein by  reference to Exhibit 10.7 to the Company's  Current  Report on Form 8-K filed on November
                    16, 2005)

10.13               Warrant dated  November 9, 2005,  issued to Cornell  Capital
                    Partners,  LP  (incorporated  herein by reference to Exhibit
                    10.16 to the Company's  Current  Report on Form 8-K filed on
                    November 16, 2005)

10.14               Commercial  Contract of Sale,  dated  March 1, 2005,  by and between  Enclaves Group,  Inc. and Orinda Capital  Partners,
                    L.P., as last amended on May 17, 2005  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2005)

10.15               Promissory Note, dated May 17,2005,  by Enclaves Group, Inc.
                    in favor of  Orinda  Capital  Partners,  L.P.  (incorporated herein by reference to Exhibit 10.4 to the Company's Current
                    Report on Form 8-K filed on May 23, 2005)

10.16               Agreement,  dated June 20,  2005,  by and  between  Enclaves
                    Group, Inc. and ClearVision,  Inc.  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K filed on June 23, 2005)

10.17               Agreement  entered into by Enclaves  Group,  Inc. and Global
                    Media Fund,  LLC on August 9, 2005  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K filed on August 15, 2005)

10.18               Assignment of Contract,  effective as of September 12, 2005, between North Carolina Development Partners LLC and Enclaves
                    Group,  Inc.  (incorporated  herein by  reference to Exhibit
                    10.1 to the  Company's  Current  Report on Form 8-K filed on
                    September 13, 2005)

10.19               Purchase and Sale Agreement, dated as of August 22, 2005, by
                    and  between  Pilot  Developers,   LLC  and  North  Carolina
                    Development  Partners LLC (incorporated  herein by reference to Exhibit 10.2 to the Company's  Current Report on Form 8-K
                    filed on September 13, 2005)

10.20               Amendment  to  Real  Estate   Purchase  and  Sale  Agreement
                    effective  as of  October  21,  2005  by and  between  Pilot
                    Developers,  LLC  and  Enclaves  Group,  Inc.  (incorporated herein by reference to Exhibit 10.1 to the Company's Current
                    Report on Form 8-K filed on October 26, 2005)

10.21               Purchase  and Sale  Agreement,  by and  between  Grand  Oaks
                    Development,  LLC and  Enclaves  Group,  Inc.  (incorporated herein by reference to Exhibit 10.2 to the Company's Current
                    Report on Form 8-K filed on October 26, 2005)

10.22               Letter Agreement, dated December 22, 2004, between Homes For
                    America   Holdings,    Inc.   and   Enclaves   Group,   Inc.
                    (incorporated  herein by reference  to Exhibit  10.22 to the
                    SB-2)

10.23               Agreement for Investor  Relations services dated November 7,
                    2005,  between  Lippert/Heilshorn  &  Associates,  Inc.  and
                    Enclaves Group,  Inc.  (incorporated  herein by reference to
                    Exhibit  10.1 to the  Company's  Current  Report on Form 8-K
                    filed on November 9, 2005)

10.24               Purchase and Sale Agreement dated November 7, 2005,  between
                    10 Lamartine  LLC and  Enclaves  Group,  Inc.  (incorporated herein by reference to Exhibit 10.2 to the Company's Current
                    Report on Form 8-K filed on November 9, 2005)

10.25               Irrevocable Transfer Agent Instructions dates as of November
                    9, by Enclaves Group, Inc. to Continental Stock Transfer and
                    Trust and Trust Company (incorporated herein by reference to
                    Exhibit  10.4 to the  Company's  Current  Report on Form 8-K
                    filed on November 16, 2005)

10.26               Assignment  and  Assumption  Agreement  dated  as of July 1,
                    2005, accepted as of November 9, 2005, by and among Enclaves
                    Group,  Inc. a Delaware  corporation,  Enclaves Group,  Inc.
                    (fka Alliance Towers,  Inc.), Cornell Capital Partners,  LP,
                    Highgate House Funds,  Ltd., and Montgomery Equity Partners,
                    Ltd.  (incorporated  herein by  reference to Exhibit 10.5 to the Company's  Current  Report on Form 8-K filed on November
                    16, 2005)

10.27               Guaranty  dates as of November 9, 2005,  by Enclaves  Group,
                    Inc. a Delaware  corporation,  for  obligations  of Enclaves
                    Group, Inc. (fka Alliance Towers,  Inc.) in favor of Cornell
                    Capital  Partners,  LP,  Highgate  House  Funds,  Ltd.,  and
                    Montgomery  Equity Partners,  Ltd.  (incorporated  herein by reference to Exhibit 10.8 to the Company's Current Report on
                    Form 8-K filed on November 16, 2005)

10.28               Assignment  dated August 12, 2005,  consented to November 9,
                    2005,  by  and  among  Montgomery  Equity  Partners,   Ltd.,
                    Highgate  House  Funds,   Ltd.,  and  Enclaves  Group,  Inc.
                    (incorporated  herein by  reference  to Exhibit  10.9 to the
                    Company's  Current  Report on Form 8-K filed on November 16,
                    2005)

10.29               Amended and Restated Security Agreement dates as of November
                    9, 2005, by and among Enclaves Group,  Inc., Cornell Capital
                    Partners,  LP,  Highgate  House Funds,  Ltd., and Montgomery
                    Equity Partners,  Ltd.  (incorporated herein by reference to
                    Exhibit  10.15 to the Company's  Current  Report on Form 8-K
                    filed on November 16, 2005)

10.31               Promissory Note dated December 9, 2005, by Enclaves of Grand
                    Oaks LLC in the  amount  of  $4,615,000  to  Sovereign  Bank
                    (incorporated  herein by  reference  to Exhibit  10.3 to the
                    Company's  Current  Report on Form 8-K filed on December 15,
                    2005)

10.32               Loan  Agreement  dated  December  9,  2005,  by and  between
                    Enclaves of Grand Oaks LLC and Sovereign Bank  (incorporated herein by reference to Exhibit 10.4 to the Company's Current
                    Report on Form 8-K filed on December 15, 2005)

10.33               Mortgage,  Security Agreement and Financing  Statement dated
                    December 9, 2005,  by Enclaves of Grand Oaks LLC in favor of
                    Sovereign Bank (incorporated  herein by reference to Exhibit
                    10.5 to the  Company's  Current  Report on Form 8-K filed on
                    December 15, 2005)

10.34               Assignment and Assumption  Agreement  [Amended and Restated]
                    made effective  December 16, 2005, by and between Grand Oaks
                    Development,  LLC,  Enclaves of Grand Oaks LLC, and Enclaves
                    Group,  Inc.  (incorporated  herein by  reference to Exhibit
                    10.6 to Amendment No. 1 to the Company's  Current  Report on
                    Form 8-K dated December 9, 2005, filed on December 16, 2005)

14.1*               Code of Ethics and Business Conduct for Officers,  Directors
                    and Employees of Enclaves Group, Inc.

16.1                Letter  from  HJ &  Associates  LLC  to the  Securities  and
                    Exchange  Commission,  dated  October 3, 2005  (incorporated herein by reference to Exhibit 16.1 to the Company's Current
                    Report on Form 8-K filed on October 3, 2005)

21.1*               Subsidiaries of the Registrant

23.1*               Consent of Friedman LLP

24.1*               Power of Attorney  (included on the  signature  page of this registration statement)

31.1*               Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

31.2*               Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

32.1*               Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*               Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Our principal  accountant for the audit of our annual financial statements for the fiscal year ended December 31, 2005, was Friedman LLP.  Friedman LLP was also the principal  accountant for Enclaves  Private for the audit of the annual financial  statements for the fiscal year ended December 31, 2004. The following table shows the fees billed by Friedman LLP during the periods indicated.

Type of Service                   Fiscal 2004            Fiscal 2005
---------------                   -----------            -----------
Audit Fees (1)                     $   --                 $  95,048
Audit-Related Fees (2)                 --                    13,780
Tax Fees (3)                           --                      --
All Other Fees (4)                     --                      --
------------------                -----------            -----------
   Total                           $   --                 $ 108,828

      Our principal accountant for the audit of our financial statements for the period ended December 31 ,2004, through the review of our June 30, 2005, 10-QSB, was HJ &  Associates  LLC,  the  accountants  for  Alliance  Towers,  Inc.,  our predecessor before the Merger. The following table shows fees paid or accrued by us to HJ & Associates LLC during the period indicated.

Type of Service                   Fiscal 2004            Fiscal 2005
---------------                   -----------            -----------
Audit Fees (1)                     $ 24,903               $ 26,891
Audit-Related Fees (2)                 --                     --
Tax Fees (3)                           --                     --
All Other Fees (4)                 $ 2,266                    --
------------------                ----------------------------------
   Total                           $ 27,169               $ 26,891

      (1)   Comprised  of the  audit  of our  annual  financial  statements  and reviews of our quarterly financial statements.

      (2)   Comprised  of  services  rendered  in  connection  with our  capital raising efforts,  registration statement and consultations regarding financial accounting and reporting.

      (3)   Comprised of services for tax  compliance,  tax return  preparation, tax advice, and tax planning.

      (4)   Fees related to other filings with the SEC, including consents.

      Except as shown  above,  there were no fees paid to either of our auditors in either 2005 or 2004 related to other services. No fees were paid to either of our auditors for financial information systems design or implementation services during 2005 or 2004.

      We have not established any  pre-approval  procedures,  but instead review each  proposed  engagement  to  determine  whether the  provision of services is compatible  with  maintaining  the  independence  of the  independent  auditors.
Pre-approval  is detailed as to the  particular  service or category of services and is generally subject to a specific budget.  All of the fees shown above were pre-approved by us.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2006                    ENCLAVES GROUP, INC.

                                       By:  /s/ Daniel G. Hayes
                                           -------------------------------------
                                           Daniel G. Hayes
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      Know all men by these presents,  that each person whose signature  appears below  hereby  makes,  constitutes  and  appoints  Daniel  G.  Hayes and Mark D.
MacFarlane his true and lawful  attorney-in-fact  and agent,  with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-KSB and to file the same,  with  exhibits  thereto,  and other  documents  in connection therewith, with the Securities and Exchange Commission, granting unto said  attorney-in-fact and agent full power and authority to do and perform each and every act and thing  requisite  and  necessary  to be done,  as fully to all intents and  purposes as he might or could do in person,  hereby  ratifying  and confirming all that said  attorney-in-fact and agent or either of them, or their or his substitute or substitutes,  may lawfully do or cause to be done by virtue hereof.

      In accordance  with the Exchange Act, this Report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

/s/ Daniel G. Hayes       Chief Executive Officer,
-----------------------   President, and Director
DANIEL G. HAYES           (Principal Executive Officer)             May 18, 2006

/s/ Mark D. Macfarlane    Chief Financial Officer and Vice
-----------------------   President (Principal Financial and
MARK D. MACFARLANE        Accounting Officer)                       May 18, 2006

/s/ Robert A. Macfarlane
-----------------------   Chairman of the Board of Directors
ROBERT A. MACFARLANE                                                May 18, 2006

/s/ Robert M. Kohn
-----------------------   Director
ROBERT M. KOHN                                                      May 18, 2006

/s/ Marlin K. Wiggins
-----------------------   Director
MARLIN K. WIGGINS                                                   May 18, 2006

