Form 10QSB
period 2006-03-31
ENCLAVES GROUP INC
filed 2006-06-23
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

         State the number of shares  outstanding of each of the issuer's classes of common  equity,  as of the  latest  practicable  date:  As of June 21,  2006,
87,242,533  shares of common stock  ($0.001 per share par value) were issued and outstanding.

         Transitional  Small Business  Disclosure Format (Check one):
Yes |_| No |X|

                              ENCLAVES GROUP, INC.

                                      INDEX

                                                                            PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet
                  as of March 31, 2006.........................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2006 and 2005
                  and for the period from November 17, 2004 (Inception)
                  to March 31, 2006............................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2006 and 2005
                  and for the period from November 17, 2004 (Inception)
                  to March 31, 2006............................................5

                  Notes to Condensed Consolidated Financial Statements
                  .............................................................6

Item 2.           Management's Discussion and Analysis or Plan of Operation ..14

Item 3.           Controls and Procedures.....................................17

PART II.          OTHER INFORMATION

Item 1.           Legal proceedings...........................................18

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.18

                                                    PART I
                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                March 31, 2006
                                                  (Unaudited)

                                                    ASSETS

   Current Assets
          Cash                                                                                   $    420,222
          Restricted cash                                                                             199,519
          Tax escrow                                                                                   41,154
          Deposits and other current assets                                                            20,324
                                                                                                 ------------

          Total current assets                                                                        681,219
                                                                                                 ------------

          Land                                                                                      9,393,374
          Deferred project costs                                                                    3,452,783
          Deferred financing costs,
              net of accumulated amortization of $660,860                                             597,145
          Website development costs, net of accumulated amortization of $4,418                         48,594
                                                                                                 ------------

                   Total assets                                                                  $ 14,173,115
                                                                                                 ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

   Liabilities
   Current Liabilities
          Mortgages and notes payable                                                            $  7,815,151
          Convertible debentures                                                                    6,618,782
          Accounts payable                                                                            476,477
          Accrued expenses                                                                            541,401
          Due to stockholder                                                                           57,074
                                                                                                 ------------

          Total current liabilities                                                                15,508,885
                                                                                                 ------------

   Commitments and contingencies                                                                         --

   Stockholders' deficit
          Preferred stock- 10,000,000 authorized shares
                   Series A Convertible Preferred - $.001 par value, 1,000,000 authorized
                   816,000 shares issued & outstanding                                                816
          Common stock - 5,000,000,000 authorized shares - $.001 par value
                   87,242,533 shares issued & outstanding                                          87,242
          Additional paid in capital                                                                   (8,162)
          Deficit accumulated during the development stage                                         (1,415,666)
                                                                                                 ------------

                   Total stockholders' deficit                                                     (1,335,770)
                                                                                                 ------------

                   Total liabilities and stockholders' deficit                                   $ 14,173,115
                                                                                                 ============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                       From November 17,
                                              Three Months Ended                      2004 (Inception) to
                                     March 31, 2006           March 31, 2005            March 31, 2006
                                   ------------------      --------------------      ---------------------

Revenue                                $     --                $       --                $       --

(Income) Expenses
    Other income                           (1,646)                     --                      (6,505)
    General, administrative
     and selling expenses (A)             376,989                    96,457                 1,422,171
                                       ----------              ------------              ------------

Net loss                               $ (375,343)             $    (96,457)             $ (1,415,666)
                                       ==========              ============              ============

Net loss per share,
    basic and diluted                  $    (0.00)             $      (0.02)
                                       ==========              ============

Weighted average
    shares outstanding                 87,242,533                 5,637,874
                                       ==========              ============

(A) Includes stock-based compensation of $18,900.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                                              From November 17, 2004
                                                                                   Three Months Ended             (Inception) to
                                                                            March 31, 2006    March 31, 2005      March 31, 2006
                                                                            --------------------------------------------------------

Cash flows from operating activities
  Net loss                                                                   $   (375,343)     $    (96,457)     $ (1,415,666)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
    Amortization                                                                    4,418                --             4,418
    Expenditures funded by stockholder                                                 --               184           103,274
    Interest on convertible debentures                                                 --                --            25,708
    Stock-based compensation                                                       18,900                --            18,900
    Changes in operating assets and liabilities:
      (Increase) Decrease in other current assets                                     886                --           (20,324)
      Increase (Decrease) in accounts payable                                    (127,732)               --            70,960
      Increase (Decrease)in accrued expenses                                      (39,824)            8,500            40,026
                                                                             --------------------------------------------------
           Net cash used in operating activities                                 (518,695)          (87,773)       (1,172,704)
                                                                             --------------------------------------------------
Cash flows from investing activities
  Purchase of land                                                                     --        (1,919,249)       (8,444,624)
  Deferred project costs                                                         (299,902)         (206,037)       (1,063,061)
  Website development costs                                                           (20)               --           (53,012)
  Deposits                                                                         25,000           (10,000)             --
  Payment of escrow fees                                                               --                --           (41,154)
                                                                             --------------------------------------------------

           Net cash used in investing activities                                 (274,922)       (2,135,286)       (9,601,851)
                                                                             --------------------------------------------------
Cash flows from financing activities
  Proceeds from issuance of convertible debt                                           --         2,000,000         5,500,000
  Proceeds from mortgages and notes payable                                     2,331,401                --         8,496,401
  Repayment of mortgages and notes payable                                     (1,370,000)               --        (1,470,000)
  Restricted cash                                                                  75,481                --          (199,519)
  Proceeds from stockholder loan                                                       --                --            55,297
  Payment of merger costs                                                              --                --          (109,872)
  Payment of deferred financing costs                                             (77,232)         (315,887)       (1,077,530)
                                                                             --------------------------------------------------

           Net cash provided by financing activities                              959,650         1,684,113        11,194,777
                                                                             --------------------------------------------------

Net increase (decrease) in cash                                                   166,033          (538,946)          420,222
Cash, beginning of period                                                         254,189           819,443             --
                                                                             ------------      ------------      ------------

Cash, end of period                                                          $    420,222      $    280,497      $    420,222
                                                                             ============      ============      ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $    119,529      $         --      $    169,663
                                                                             ------------      ------------      ------------

Noncash investing and financing activities
  Deposit for acquisition of land parcels paid by a stockholder                        --                --           160,000
  Good faith deposits applied against purchase price of land parcels                   --           160,000           160,000
  Payment of deferred project costs by stockholder                                     --                --           339,503
  Payment of general, administrative and selling expenses by stockholder               --               184           103,090
  1,000,000 shares of preferred stock issued in partial settlement of
     loan by stockholder                                                               --                --             1,000
  10,000 shares of common stock issued in partial settlement of
     loan by stockholder                                                               --                --           600,000
  Balance of purchase price of land acquired with seller financing                     --                --           788,750
  Capitalization of amortized deferred financing costs as
     deferred project costs                                                       245,560                --           660,859
  Capitalization of interest on convertible debentures as
     deferred project costs                                                            --                --           718,074
  Deferred financing costs included in accounts payable and accrued expenses       72,690                --           180,474
  Deferred project costs included in accounts payable and accrued expenses        176,940            16,500           327,585
  Accrued interest capitalized as deferred project costs                          202,834            19,000           343,701
  Surrender of preferred stock and issuance of warrant                                 --                --               184

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ENCLAVES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  ORGANIZATION

NATURE OF OPERATIONS

         Enclaves Group, Inc.  ("Enclaves") is a development stage company which was  incorporated  in the State of Delaware on November  17,  2004.  The primary purpose of Enclaves is to develop and manage real estate projects throughout the
United  States.  Enclaves  has  created  five  wholly  owned  limited  liability companies  ("LLCs") to develop each project site  separately:  Enclaves of Eagle
Nest LLC  (Florida),  Enclaves of Grand Oaks LLC (South  Carolina),  Enclaves of
Live Oak LLC,  Enclaves of Spring  Magnolia LLC, and Enclaves of Spring Magnolia
II LLC (Texas) (collectively with Enclaves,  the "Company" or "we"). The Company currently  has four  projects  in  progress  in the  States  of  Florida,  South
Carolina,  and Texas that it anticipates  completing for occupancy within twelve to fourteen months of commencing construction.

REVERSE MERGER

         On April 27, 2005,  Alliance  Towers,  Inc., a Florida  corporation and public  company  ("Alliance")  which  had  discontinued  day-to-day  operations, acquired  100% of the  outstanding  interests  of Enclaves  Group,  Inc. and its subsidiaries ("Enclaves"). Enclaves then merged with Alliance, which changed its name to  "Enclaves  Group,  Inc."  and its  corporate  situs  to  Delaware  (the
"Merger"). Although Alliance is the legal survivor in the Merger and remains the
Registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the Merger was accounted for as a reverse  acquisition,  whereby  Enclaves is  considered  the  "acquirer" of
Alliance for financial  reporting  purposes as its shareholders  controlled more than 50% (98%) of the post  transaction  combined  company.  This  requires  the
Company to present in all  financial  statements  and other  public  information filings,  prior  historical and other  information  of Enclaves,  and requires a retroactive restatement of Enclaves historical  shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations of Enclaves for the period from November 17, 2004  (Inception)  to
April 27, 2005 and reflect the  acquisition  of Alliance on April 27, 2005 under the purchase method of accounting.  Subsequent to April 27, 2005, the operations of the Company are presented on a consolidated basis.

REVERSE STOCK SPLIT

         After  acquiring  Enclaves and completing the Merger,  the  outstanding common  stock of the Company had  increased  to  43,621,264,600  (pre  1-for-500 reverse stock split) shares and the Company then had an authorized capital which was out of proportion to its actual paid in capital and assets. On July 8, 2005, the Board of Directors of the Company and a majority of the  stockholders  voted to approve a reduction in the Company's authorized common stock to 5,000,000,000 shares and effected a 1-for-500  reverse stock split.  All  references to common stock have been retroactively restated

NOTE 2:  BASIS OF PRESENTATION AND GOING CONCERN - DEVELOPMENT STAGE COMPANY

         The accompanying  unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted  accounting  principles in the United States of America ("GAAP") for interim  financial  information and the general  instructions to Form 10-QSB.  Accordingly,  they do not include all information and footnotes  required by GAAP for complete  financial  statements.
These  interim  financial  statements  should  be read in  conjunction  with our audited  consolidated  financial  statements  and notes thereto  included in our
Annual  Report on Form l0-KSB for the year ended  December 31,  2005.  Operating results for the interim  period are not  necessarily  indicative  of the results that may be expected for the year ending December 31, 2006 or any future period.

In the opinion of management,  all adjustments  (consisting of normal  recurring adjustments) considered necessary for a fair presentation have been included.

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

         The Company's condensed  consolidated financial statements are prepared using accounting  principles  generally accepted in the United States of America applicable to a going concern which  contemplates  the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues  sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue  as a going  concern is  dependent  on the Company  obtaining  adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise  substantial  doubt about the  Company's  ability to continue as a going  concern.  Our auditors have referred to the  substantial  doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The accompanying  condensed  consolidated  financial statements include
the  accounts  of  the  Company  and  its  subsidiaries   after  elimination  of
inter-company accounts and transactions.

REVENUE AND EXPENSE RECOGNITION

         The Company will record  revenues when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. Costs and expenses are recorded when incurred.

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

WEBSITE DEVELOPMENT COSTS

         Costs associated with developing a website are recognized in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position No. 98-1,  "Accounting for the Costs of Computer Software  Developed or
Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred.  Amortization expense for the quarters ended March 31,
2006 and 2005 and from  November  17,  2004  (inception)  to March 31, 2006 were
$4,418, $0 and $4,418, respectively.

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

CONCENTRATIONS OF CREDIT RISK

         The  Company   maintains   significant  cash  balances  with  financial
institutions, which are insured by the Federal Deposit Insurance Corporation for up to $100,000  per  institutional  account.  The Company has not  incurred  any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial  Accounting Standards No. 107, "Disclosure About
Fair Value of Financial Instruments",  as amended,  requires certain entities to disclose  the fair  value of  specified  financial  instruments  for which it is practicable to estimate that value. The Company's financial  instruments include cash, accounts payable, convertible debentures, mortgages and notes payable, and an amount due to a stockholder. The carrying amount of the financial instruments approximates fair value. The Company is not currently exposed to any significant credit risk or currency risk.

LOSS PER COMMON SHARE

         We compute basic loss per share by dividing loss to common stockholders by the  weighted-average  common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential  dilution of earnings that could occur if  securities  or contracts  to issue common stock were  exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the earnings of the entity.  Since the effect of any outstanding  options and warrants is anti-dilutive  with respect to losses,  they have been excluded from our  computation of loss per common share.  Therefore,  basic and diluted losses per common share for the quarters ended March 31, 2006 and 2005 were the same.

         The following table shows the securities  outstanding at March 31, 2006 and 2005 that could  potentially  dilute basic  earnings per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

--------------------------------------------------------------------------------
                                                 March 31              March 31
                                                   2006                  2005
                                               -----------           -----------

Shares issuable upon conversion
 of convertible debentures                      24,514,007            12,962,963
Shares issuable upon conversion
 of convertible preferred stock                261,727,599           261,727,599
Shares issuable upon exercise
 of warrants                                        45,000                  --
                                               ---------------------------------
Total                                          286,286,606           274,690,562
                                               =================================

SIGNIFICANT ACCOUNTING POLICY UPDATES - STOCK-BASED COMPENSATION EXPENSE

         On  January  1,  2006,  the  Company  adopted  Statement  of  Financial
Accounting  Standards  No. 123 (revised  2004),  "Share-Based  Payment,"  ("SFAS
123(R)") which requires the measurement and recognition of compensation  expense for all  share-based  payment  awards made to employees and  directors  based on estimated fair values.  SFAS 123(R) supersedes the Company's previous accounting under Accounting  Principles Board Opinion No. 25,  "Accounting for Stock Issued
to  Employees"  ("APB 25") for periods  beginning in fiscal 2006. In March 2005, the Securities and Exchange  Commission issued Staff Accounting Bulletin No. 107
("SAB 107")  relating to SFAS 123(R).  The Company has applied the provisions of
SAB 107 in its adoption of SFAS 123(R).

         The  Company  adopted  SFAS  123(R)  using  the  modified   prospective
transition method,  which requires the application of the accounting standard as of  January 1,  2006,  the first day of the  Company's  fiscal  year  2006.  The
Company's Condensed  Consolidated  Financial  Statements as of and for the three months  ended March 31, 2006 reflect the impact of SFAS  123(R).  In  accordance with  the  modified  prospective  transition  method,  the  Company's  Condensed
Consolidated  Financial  Statements  for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2005,
the  Company  did  not  have  unvested  stock-based  compensation.   Stock-based

compensation  expense  recognized  under SFAS 123(R) for the three  months ended
March 31, 2006 was $18,900 which consisted of stock-based  compensation  expense related to  warrants  issued for  "Investor  Relations"  services.  There was no stock-based  compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005.

         SFAS  123(R)   requires   companies  to  estimate  the  fair  value  of
share-based  payment awards on the date of grant using an option-pricing  model.
The value of the  portion of the award that is  ultimately  expected  to vest is recognized  as  expense  over the  requisite  service  period  in the  Company's
Condensed  Consolidated  Statement of Operations.  Prior to the adoption of SFAS
123(R),  the Company  accounted for employee  equity  awards and employee  stock purchases  using the intrinsic value method in accordance with APB 25 as allowed under  Statement of Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based  Compensation"  ("SFAS  123").  There were no  employee  stock based compensation  equity awards or employee stock purchases  during the three months ended March 31, 2006

         Stock-based  compensation expense recognized during the period is based on the value of the portion of  share-based  payment  awards that is  ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company's  Condensed  Consolidated  Statement of Operations for the three months ended March 31, 2006 included  compensation  expense for the  share-based payment awards  granted  subsequent to December 31, 2005 based on the grant date fair value  estimated in  accordance  with the  provisions  of SFAS  123(R).  As stock-based  compensation  expense  recognized  in  the  Condensed  Consolidated
Statement of Operations  for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS
123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary,  in  subsequent  periods  if actual  forfeitures  differ  from  those estimates.

         The fair value of share-based  payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair  value of  share-based  payment  awards  on the  date of grant  using an option-pricing  model  is  affected  by the  Company's  stock  price  as well as assumptions regarding a number of highly complex and subjective variables. These variables  include,  but are not limited to, the Company's  expected stock price volatility over the term of the awards,  and actual and projected employee stock option exercise behaviors.

         On November 10, 2005, the Financial Accounting Standards Board ("FASB")
issued FASB Staff  Position No. FAS  123(R)-3  "Transition  Election  Related to
Accounting  for Tax  Effects of  Share-Based  Payment  Awards."  The Company has
elected to adopt the modified prospective transition method provided in the FASB
Staff  Position  for  calculating  the tax effects of  stock-based  compensation pursuant to SFAS 123(R). The alternative  transition method includes  simplified methods to establish the beginning  balance of the  additional  paid-in  capital
pool  ("APIC  pool")  related  to  the  tax  effects  of  employee   stock-based
compensation,  and to  determine  the  subsequent  impact  on the APIC  pool and
Condensed  Consolidated  Statements of Cash Flows of the tax effects of employee stock-based  compensation  awards  that are  outstanding  upon  adoption of SFAS
123(R).

         Since November 17, 2004 (Inception)  through March 31, 2006 the Company has not issued any Share-Based Payment Awards to employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2006,  the Financial  Accounting  Standards  Board ("FASB")
issued SFAS No. 155,  "Accounting for Certain Hybrid  Financial  Instruments--an
Amendment of FASB  Statements  No. 133 and 140" ("SFAS No.  155").  SFAS No. 155
allows  financial  instruments  that  contain an  embedded  derivative  and that otherwise  would  require  bifurcation  to be accounted for as a whole on a fair value basis,  at the holders'  election.  SFAS No. 155 also clarifies and amends certain other  provisions  of SFAS No. 133 and SFAS No. 140.  This  statement is effective  for all  financial  instruments  acquired  or issued in fiscal  years beginning  after  September 15, 2006. We do not expect that the adoption of SFAS
No. 155 will have a material impact on our consolidated  financial  condition or results of operations.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial  Assets--an  Amendment of FASB Statement No. 140" ("SFAS No. 156").
SFAS No. 156  provides  guidance  on the  accounting  for  servicing  assets and liabilities when an entity undertakes an obligation to service a financial asset by entering  into a servicing  contract.  This  statement is  effective  for all transactions  in fiscal years  beginning  after  September  15, 2006.  We do not expect  that the  adoption  of SFAS No. 156 will have a  material  impact on our consolidated financial condition or results of operations.

NOTE 4:  LAND

         The principal  assets of the Company are comprised of land held through its wholly-owned LLCs. Land consists of the following as of March 31, 2006:

                 LLC OWNER                     ACRES     LOCATION

         Enclaves of Live Oak LLC              16.488    City of Mesquite,
                                                          Dallas County, Texas

         Enclaves of Eagle Nest LLC            56.90     North Fort Myers,
                                                          Lee County, Florida

         Enclaves of Spring Magnolia LLC       23.873    Fort Worth,
                                                          Tarrant County, Texas

         Enclaves of Spring Magnolia II LLC    28.9      Fort Worth,
                                                          Tarrant County, Texas

         Enclaves of Grand Oaks LLC           277.34     Columbia, Lexington
                                                          County, South Carolina

The Company had no  outstanding  land options or contracts  for land  purchase /
sale in place as of March 31, 2006.

NOTE 5:  MORTGAGES AND NOTES PAYABLE

         The  Company has a mortgage  payable to Orinda  Capital  Partners,  LLP
("Orinda  Capital"),  the seller in the Fort Worth, Texas land transaction.  The original  principal  amount of the  mortgage is  $788,750  and is secured by the second phase portion of the subject property.  As of March 31, 2006, the balance outstanding  of the  mortgage  payable was  $688,750.  The  mortgage  note bears interest at 10% per annum and as  originally  extended  matured on June 1, 2006.
The Company is in default and in negotiations  with Orinda Capital to extend the terms. (See Note 10 - Subsequent Events).

         The  Company  had a  mortgage  payable  to  Magellan  Mortgage  in  the principal  amount of $1,250,000  and secured by the Company's land in North Fort
Myers,  Florida.  The mortgage  note bore interest at 10.5% per annum and was to mature on December 9, 2006.  On January 18, 2006,  the Company  refinanced  this mortgage with a loan from Orion Bank ("Orion Bank"). The principal amount of the refinanced  mortgage is  $2,300,000  and is secured by the same land in Florida.
The  balance of the loan  proceeds  were used for  acquisition  and  development expenses of the property. In addition Orion Bank agreed to increase this loan by up to $200,000 to $2,500,000 to fund current interest payments.  As of March 31,
2006 the loan  balance  outstanding  was  $2,331,400.  The  mortgage  note bears interest at "prime" plus 1% per annum and matures on January 18, 2007.  The note may be prepaid at anytime without penalty.  Homes for America Holdings,  Inc., a
Nevada  corporation  ("HFAH") and a principal  stockholder  of the Company,  has guaranteed this loan. (See Note 9 - Related Party Transactions).

         The Company has a mortgage  payable to Sovereign  Bank.  The  principal amount of the mortgage is  $4,615,000  and is secured by the  Company's  land in
Lexington County, South Carolina.  The mortgage note bears interest at 2.25% per annum  above the LIBOR rate and matures on December  31,  2006.  The note may be prepaid at anytime without penalty.

         The  Company  has a note  payable  in the amount of  $300,000  to South
Carolina Development  Partners,  LLC, ("SCDP") an affiliate of the seller of the
Company's land in Lexington County,  South Carolina,  delivered in consideration of the  assignment of the purchase  contract to our LLC and the release and termination of a development  agreement with SCDP for the subject  property.
The note  bears  interest  at 10% per annum and is due and  payable  in  monthly installments of $50,000 with the last installment due July 15, 2006. As of March
31, 2006 the balance  outstanding  on this loan was $180,000.  The Company is in default and is currently  in  negotiations  with SCDP to extend the terms.  (See
Note 10 - Subsequent Events).

         During the period ended March 31, 2006,  the Company was in  compliance with all debt  covenants as defined by the  agreements,  other than as described above.

NOTE 6:  CONVERTIBLE DEBENTURES

         The Company has outstanding  convertible debentures of $6,618,782,  due on January 15, 2007,  which bear per annum interest of 12%,  payable in 12 equal installments  of $542,449 plus interest  until January 15, 2007.  The debentures may be  converted  into common  stock of the Company at a fixed price of $0.27 /
share. These debentures are pre-payable in whole or in part but subject to a 12%
redemption premium and are secured by all assets and property of the Company and are  guaranteed  by Homes  for  America  Holdings,  Inc.,  a Nevada  corporation
("HFAH"), a principal  stockholder of the Company. The Company is in default and is currently in negotiations  with the lenders to extend the terms. (See Note 10
- Subsequent Events).

NOTE 7:  CONVERTIBLE PREFERRED STOCK

         On December 29, 2004, the Company issued 1,000,000 shares of its series
A convertible  preferred stock to two  stockholders,  HFAH (816,000  shares) and
Cornell Capital Partners,  LP ("Cornell")  (184,000 shares), in consideration of the undertakings of HFAH and Cornell for the original equity line Standby Equity
Distribution   Agreement  ("SEDA").   On  November  9,  2005,  as  part  of  the
consideration  for  the  parties  amending  and  restating  the  SEDA,   Cornell
surrendered  its 184,000  shares,  which were  canceled,  and received a warrant entitling  it to elect to acquire  in  aggregate  the same  number of shares for nominal  consideration,  subject  to the  requirement  that  after any  exercise
Cornell and its affiliates not then directly or beneficially own more than 4.99%
of the outstanding common stock of the Company.

         The convertible  preferred stock has a conversion  feature allowing the holders to elect to convert the preferred  stock to common stock of the Company.
At the time of the  conversion,  without  regard to the  number  of  outstanding shares  of  common  stock,  the  preferred  stock  converts  as a class to equal seventy-five  percent of the outstanding common stock,  effectively diluting all common  stockholders  to 1/4  of  their  previous  holdings.  The  anti-dilution
provision  represents  a  contingent   conversion  feature  of  the  convertible
preferred  stock.  The  effect of this  feature  may result in the  issuance  of additional  shares at some future  date;  however,  since the  issuance of these shares is  contingent  on future  events,  the  effect of this  feature  will be recorded at the time the events  occur.  The  preferred  stock is  automatically converted to common stock without  notice or election on the second  anniversary of the common stock achieving registration.

NOTE 8:  INCENTIVE PLAN

         The Company has adopted an incentive  plan  agreeing to issue up to 20%
of the preferred stock outstanding to its founders and key executive officers as follows:  4% each to two founders,  Robert A.  MacFarlane and Robert M. Kohn; 4%
each to the Chief Executive Officer and Chief Operating Officer; 2% to the Chief
Marketing Officer;  1% to the current CFO of an affiliate providing services and
1% to the Company's CFO upon his recruitment. No preferred stock has been issued under the incentive plan. The Company has negotiated  employment agreement terms with its executive officers for salaries, benefits, and other compensation.

NOTE 9:  RELATED PARTY TRANSACTIONS

         A stockholder  of the Company,  HFAH, has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the states of Florida and Texas. During the period November 17, 2004 (Inception)
through  March 31,  2006 those  costs and  deposits  incurred  for  acquisition, planning,  and financing of these  projects  totaling  $499,503 were recorded as assets on the financial  statements.  Certain  administrative costs amounting to
$103,274  were recorded as expenses of the projects  during the period  November
17, 2004 (Inception)  through March 31, 2006. HFAH has also advanced the Company
$55,297  since  inception.  The amount  payable to HFAH for the above  costs and expenses was $57,074 as of March 31, 2006. As part of the  agreement  with HFAH, the Company has agreed to pay a 2.5% finance  placement fee for the funds raised from the convertible debentures. During the period November 17, 2004 (Inception)
through  March 31, 2006,  the Company  incurred  $137,500 of the  aforementioned placement fees under the agreement, which were capitalized as deferred financing costs with $50,000 included in accrued expenses as of March 31, 2006.

         The  Company  engaged   Girasole   International,   Inc.,  a  New  York
corporation  ("Girasole"),  a related  party,  as a third  party  consultant  to oversee marketing and product development. The Company's Chief Marketing Officer and  Assistant  Secretary,  Emilia  Nuccio  founded  Girasole in 2001 and is its principal  stockholder.  Ms.  Nuccio  is the wife of  Robert  A.  MacFarlane,  a principal of HFAH. During the three-month periods ending March 31, 2006 and 2005 and the period  November 17, 2004  (Inception)  through March 31, 2006, fees for consulting services provided to the Company by Girasole totaled $13,000, $0, and
$152,000  respectively.  Included in the accounts  payable as of March 31, 2006, was  $31,993  payable  to  Emilia  Nuccio  Consulting  LLC  (formerly  known  as
Girasole), for consulting services rendered.

         During the  three-month  periods ending March 31, 2006 and 2005 and the period  November  17,  2004  (Inception)  through  March  31,  2006,  an  entity affiliated  to  Mark D.  MacFarlane,  the  Company's  Chief  Operating  Officer,
provided  consulting  services  to the  Company  totaling  $0, $0,  and  $53,656 respectively.

         The Company paid each of its two  founders,  Robert A.  MacFarlane  and
Robert M. Kohn,  who are also  principals  and executive  officers of HFAH,  for consulting services to the Company in fund-raising and real estate development a total amount of $0, $0, and $50,000 during the three-month  periods ending March
31, 2006 and 2005 and the period November 17, 2004 (Inception)  through Mach 31,
2006, respectively.

         In  connection  with the mortgage  loan by Orion Bank in January  2006,
HFAH also delivered its unconditional  guaranty of the loan obligation,  subject to the  understanding  that the Company would pay HFAH $37,500,  being 1-1/2% of the loan amount, from available funds. This guaranty fee was included in accrued expenses as of March 31, 2006.

NOTE 10: SUBSEQUENT EVENTS

         On April 6, 2006,  the  Company  and Cornell  reached an  agreement  in principle,  pursuant to which the parties  will  document  an  extension  of the maturity  date of the  debentures,  an immediate  conversion of a portion of the debenture  balances  into common  stock (not to exceed  9.9% of the  outstanding common stock after conversion),  and immediate  conversion of another portion of the debenture  balances into a warrant for common stock,  for a total  immediate reduction  of  $2,500,000  in the  debenture  balances,  a  release  of the real property mortgages in exchange for a pledge of the Company's LLCs, a termination of  the  SEDA,  with  the  Company  obligated  (i) to  amend  its  pending  SB-2 registration  to exclude  the SEDA  stock and  proceed  with the  balance of the registration,  (ii) to obtain the confirmation of the corporate guaranty by HFAH of the Company  obligations to the debenture  holders,  and (iii) to make no new cash  payments  to HFAH or its  principals  while any of the  debentures  remain outstanding.

         The note  payable  to Orinda  Capital  was not paid in full when due on
June 1, 2006 and the Company is in  default.  The  Company is  negotiating  with
Orinda Capital to extend the maturity date while the Company secures a land loan to repay the loan and provide  additional  working capital,  secured by the same land.

         The note payable to SCDP had a current  balance of $130,000 on June 15,
2006 and the Company is in default.  The Company and SCDP are negotiating  terms to  extend  the  maturity  date  as  part  of a  proposed  transaction  for  the development or sale of the subject land in Lexington County, South Carolina,  in whole or in part.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         This  quarterly   report  on  Form  10-QSB   contains   forward-looking
statements  (as defined in Section 27A of the  Securities Act and Section 21E of
the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially  forward-looking.  Forward-looking  statements can be identified  by the  use of  words  such as  "expects,"  "plans"  "will,"  "may,"
"anticipates,"  believes," "should," "intends,"  "estimates," and other words of similar meaning.  These statements are subject to risks and  uncertainties  that cannot be predicted or quantified  and  consequently,  actual results may differ materially from those expressed or implied by such  forward-looking  statements.
Such risks and uncertainties include,  without limitation,  our ability to raise
capital  to  finance  the  development  of  our  products,   the  effectiveness,
profitability  and the  marketability of those products,  our ability to protect our  proprietary  information,  general  economic and business  conditions,  the impact of  technological  developments  and  competition,  our  expectations and estimates  concerning future financial  performance and financing plans, adverse results  of any legal  proceedings,  the  impact of  current,  pending or future
legislation  and  regulation,   our  ability  to  satisfy  customers  using  our
technology, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior  management  personnel,  including sales and marketing and technical  personnel and other risks  detailed from time to time in our  filings  with the SEC. We do not  undertake  any  obligation  to publicly  update any  forward-looking  statements.  As a result,  you should not place undue reliance on these forward-looking statements.

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

OVERVIEW

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

         The  following  discussion  of our  financial  condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document. All reference to "the Company" for periods  prior to the closing of the Merger  refer to Enclaves  Group,  Inc. and references to "the Company" for periods  subsequent to the closing of the merger with Alliance Towers, Inc. refer to us and our subsidiaries.

         We were  incorporated in the State of Delaware on November 17, 2004, as
Enclaves Group,  Inc., a privately held  corporation  organized for the specific purpose of  introducing  our  proprietary  YOUR HOMESM  Lease and Own Program to target the working  class  families  who  continue to rent  housing  rather than
purchasing.  Our  principal  stockholder,   Homes  For  America  Holdings,  Inc.
originally   developed  our  business  plan,  and  conducted   demographic   and
test-market   investigations,   prepared  brand   identification  and  marketing
materials, and negotiated the right to purchase our original building sites, and contributed  those  business  assets  to us,  and  negotiated  debt  and  equity facilities (described below) with Cornell Capital Partners,  LP. Cornell Capital
Partners,  LP offered  bridge  financing and an equity credit line financing for the immediate launch of the YOUR HOME program.

         As consideration  for these properties and assets,  valued in excess of
Six Hundred  Thousand  Dollars  ($600,000),  in December  2004 Homes For America
Holdings,  Inc. obtained all of the initial common stock and significant  voting rights through the issuance of our Series A Convertible  Preferred Stock, all of
which is held by Homes For America  Holdings,  Inc. Through those voting rights,
Homes for America Holdings,  Inc. retains  substantial  ownership rights and the ability to control the development and expansion of our business.

         It should be noted that the common stock of Homes For America Holdings,
Inc.  was  previously  registered  under  Section  12(g) of the  Securities  and
Exchange  Act of 1934 and that Homes for  America  Holdings,  Inc.  itself was a public  corporation with its stock traded on the  over-the-counter  markets with the trading symbol "HFAM." However,  Homes For America Holdings,  Inc. failed to make any of its mandated  public  filings  after the period ended  September 30,
2002.  and as a  result  of this  failure,  Homes  for  America  Holdings,  Inc.
consented to the  Securities  and Exchange  Commission's  order that pursuant to
Section  12(j) of the  Securities  and  Exchange  Act of 1934,  as amended,  the registration  of each class of Homes for  America  Holdings,  Inc.'s  securities registered  under  Section 12 of the  Securities  and Exchange  Act of 1934,  as
amended, be immediately revoked as of October 12, 2005.

PLAN OF OPERATION

         1.         BUILDING PROJECTS AND OPERATIONS

         The original bridge financing represented by the convertible debentures allowed us to acquire  approximately $4.2 million in real property sites for our first three (3)  ENCLAVES  communities.  It also  provided  the working  capital enabling us to recruit our key employees, including Mark D. MacFarlane, original promoter of the YOUR HOME Program with Homes for America Holdings,  Inc., as our
Chief  Operating  Officer based in our Texas  office,  Emilia  Nuccio,  our Vice
President and Director of Marketing,  who oversaw the  development  of the brand identification  and  marketing  materials  for the Your  Home  unit of Homes for
America  Holdings,  Inc., and Daniel G. Hayes, our President and Chief Executive
Officer,  who served as counsel to Homes for America  Holdings,  Inc.  and us in closing the debt and equity facilities with Cornell Capital  Partners,  L.P. and
Montgomery Equity Partners, Ltd. in December 2004.

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

         The  number of new  employees  and  offices we would  require  would be determined by our ability to identify and acquire additional projects, in one or more regions, the availability of conventional  construction mortgage financing, and our management and staff to oversee such expansions.  We have a present plan to supplement regional offices in New York and Florida with new regional offices in Connecticut and South Carolina in 2007.

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

         In  addition  to  securing  construction  financing  for  the  existing projects we may seek to refinance existing assets,  including without limitation the land site in North Fort Myers,  Florida, and other financing facilities made available from institutional lenders,  together with the net proceeds of leasing and sale of its completed  units as built.  The  principal  source of additional funds however, by which we contemplate  satisfying our cash requirements for the next twelve (12) months, is likely to be from land refinaicng or dispositions.

GOING CONCERN

         Our financial  statements are presented on a going concern basis, which contemplates  the  realization of assets and  satisfaction of liabilities in the normal course of business.  Nevertheless we are a development  stage company and only became organized on November 17, 2004.

         Since  we  have  incurred  losses  since  inception,  we  will  require additional  funds to meet and fund our obligations  and operations.  We have not yet determined how to finance our operations.  Our independent registered public accounting  firm has added an  explanatory  paragraph to their audit  opinion in connection with our initial financial  statement for the year ended December 31,
2005, which expresses substantial doubt as to our ability to continue as a going concern. Such an opinion may adversely affect our ability to obtain financing on reasonable terms or at all.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended March 31, 2006,  we were in default under the installment payment terms of our convertible debentures, which require principal and interest  installments  equal to  one-twelfth  of the  outstanding balance as of the fifteenth day of each month  commencing  January 15, 2006. The debentures  were  originally  structured to be paid from draws under the Standby
Equity  Distribution  Agreement,  but that equity line is not yet  effective and would  not  become  effective  unless  or until the  pending  SB-2  registration statement were declared  effective by the SEC, which we do not anticipate in the short term. We are negotiating with the holders of the convertible debentures to extend the maturity and the payments  dates and otherwise  modify their terms to coincide with the anticipated capital resources of the Company.

         Subsequent  to the three month period ended March 31, 2006,  we were in default and currently  remain in default under the (i) Orinda  Capital  mortgage note and (ii) the note to South Carolina Development Partners,  for which we are currently  renegotiating with the respective lenders to obtain extensions of the applicable payment dates. While the lenders have expressed willingness to modify the  respective  loan terms,  the loans have not yet been modified to cure these defaults  and we lack the capital  resources  immediately  available to pay them currently.

         During the three  month  period  ended March 31,  2006,  our balance of unrestricted  cash  increased  by $166,033 to  $420,222.  Our  original  working capital had been obtained  entirely from the net loan proceeds we retained after paying for the three land acquisitions,  in Mesquite and Fort Worth,  Texas, and
North Fort Myers,  Florida, with those net proceeds issuing from the convertible debentures.  The most recent  increase in cash for working capital is the result of a  refinancing  of the Florida  land.  A portion of our  working  capital was applied in December  2005 as equity in  acquiring  in South  Carolina our fourth development site.

         Our primary  liquidity  and capital  resource  needs are to finance the operating  costs of our three  offices,  to service our debt,  to fund legal and consulting fees, loan application fees, and third-party  charges for the further development  and  financing  of our  four  owned  sites,  to fund  deposits  and professional  fees and costs of  initial  acquisition  and  development  for new sites,  and legal,  accounting,  and auditing fees and expenses  relating to our compliance with applicable requirements for a public company.

         Our plan to continue during the interim period before  development fees and sale proceeds are made available from operations, each of which depends upon construction  financing being obtained for the project sites ready for immediate lot  improvement  and  buildings,  requires us to  refinance  one or more of the parcels  of  real  property  owned  by us and  otherwise  not  made  subject  to financing.  While our real  property is made  subject to recorded  mortgages  to secure the  debenture  holders,  under the terms of those  mortgages the secured parties are  required  to  subordinate  their  interest  to new  financings  for acquisition and construction.  We plan to refinance each of the Texas parcels in connection  with the initial  construction  financing being sought for the third quarter  of 2006.  At the same  time,  in  reliance  upon  the  availability  of construction  financing to build the  improvements,  we have presented the Texas projects to several  lenders of  mezzanine  financing  to provide any  remaining funds required to complete the projects.

         Successful  refinancing  of the land  parcels  would  provide  adequate working  capital for the period until the facility  under  development  fees and sale  proceeds  from  business  operations  are  available  to us;  further such refinancings  would enable us to fund the initial soft costs of acquisition  and
development  of  certain  additional   projects  we  have  identified  in  other
jurisdictions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's   discussion  and  analysis  of  the  Company's  condensed
consolidated  financial  condition  and results of  operations  are based on its condensed  consolidated  financial  statements,  which  have  been  prepared  in accordance with accounting principles generally accepted in the United States of
America.  The preparation of these condensed  consolidated  financial statements requires the Company to make estimates and assumptions  that affect the reported amounts of assets and  liabilities  and the disclosure of contingent  assets and liabilities at the date of the condensed consolidated  financial statements,  as well as the revenues  and expenses  during the  reporting  periods.  The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical  experience and on various other factors it believes are reasonable  under the  circumstances,  the  results  of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily  apparent  from other  sources.  Actual  results  may differ  from these estimates under different assumptions or conditions.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

         Under the  supervision  and with the  participation  of our management, including our principal  executive officer and principal  financial officer,  we evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and  procedures,  as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal  executive  officer and our principal  financial officer concluded that,  as of the end of the  period  covered  by  this  report,  our  disclosure controls and procedures  were  effective and adequately  designed to ensure that the  information  required to be  disclosed by us in the reports we submit under the  Securities  Exchange Act of 1934 is  recorded,  processed,  summarized  and reported within the time periods specified in applicable rules and forms.

Changes in Internal Controls Over Financial Reporting.

         During the three month period ended March 31, 2006,  there have been no changes in our internal  controls over  financial  reporting that has materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

Limitations of Controls and Procedures.

         Our  management,  including  our  chief  executive  officer  and  chief financial officer,  does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control  system,  no matter how well  conceived  and  operated,  can  provide  only  reasonable,  not  absolute, assurance that the  objectives of the control  system are met. In addition,  the design  of a control  system  must  reflect  the fact  that  there are  resource constraints,  and the benefits of controls must be considered  relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of  fraud,  if  any,  within  a  company  have  been  detected.  These  inherent limitations  include the  realities  that  judgments in  decision-making  can be faulty, and that breakdowns can occur because of simple error or mistake.

         Additionally,  controls can be  circumvented  by the individual acts of some persons,  by collusion of two or more people or by  management  override of the  control.  The design of any systems of controls  also is based in part upon certain  assumptions about the likelihood of future events,  and there can be no assurance  that any design will succeed in achieving  its stated goals under all potential future conditions. Over time, control may become inadequate because of changes  in  conditions,  or the  degree  of  compliance  with the  policies  or
procedures  may  deteriorate.   Because  of  these  inherent  limitations  in  a
cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Individual  persons  perform  multiple  tasks which  normally  would be allocated to separate  persons and therefore  extra  diligence must be exercised during the period these tasks are combined.

                                     PART II
                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

         To the best knowledge of its officers and directors, the Company is not a party to any legal proceedings or litigation.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company has not sold any equity  securities  during the three month period ending March 31, 2006, except as previously  reported in a Current Report on Form 8-K.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

         The Company has outstanding  convertible debentures of $6,618,782,  due on January 15, 2007,  which bear per annum interest of 12%,  payable in 12 equal installments  of  $542,449  plus  interest  commencing  January  15,  2006,  and continuing  until  January 15, 2007.  As  described  under Notes 6 and 10 to the
Unaudited  Condensed  Consolidated  Financial  Statements  (See  Part I,  Item 1
above), the Company is in default for not making the installment  payments under the  debentures , for total arrears of $3,254,694 as of the date of this filing.
The Company has reached an  agreement in principle  with these  lenders  waiving such default and modifying  the payment  terms and is currently in  negotiations with those lenders to document the extension and modification terms.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         The following  "Subsequent  Events" have occurred after March 31, 2006.
References  to  "Notes"  refer  to  the  corresponding  Note  to  our  condensed consolidated financial statements set forth above under Part I.

         On April 6, 2006,  the  Company  and Cornell  reached an  agreement  in principle,  pursuant to which the parties  will  document  an  extension  of the maturity  date of the  debentures,  an immediate  conversion of a portion of the debenture  balances  into common  stock (not to exceed  9.9% of the  outstanding common stock after conversion),  and immediate  conversion of another portion of the debenture  balances into a warrant for common stock,  for a total  immediate reduction  of  $2,500,000  in the  debenture  balances,  a  release  of the real property mortgages in exchange for a pledge of the Company's LLCs, a termination of the standby equity distribution agreement,  with the Company obligated (i) to amend its pending SB-2  registration to exclude the standby equity  distribution agreement stock and proceed with the balance of the registration, (ii) to obtain the confirmation of the corporate guaranty by HFAH of the Company obligations to the  debenture  holders,  and (iii) to make no new cash  payments to HFAH or its principals while any of the debentures remain outstanding.

         The note  payable  to Orinda  Capital  was not paid in full when due on
June 1, 2006 and the Company is in  default.  The  Company is  negotiating  with
Orinda Capital to extend the maturity date while the Company secures a land loan to repay the loan and provide  additional  working capital,  secured by the same land.

         The  Company is in  default  under its note  payable to South  Carolina
Develoment  Partners.  The Company and South Carolina  Development  Partners are
negotiating terms to extend the maturity date as part of a proposed  transaction for the  development  or sale of the subject  land in  Lexington  County,  South
Carolina, in whole or in part.

ITEM 6.  EXHIBITS

Exhibit Number         Exhibit
--------------         -------

31.1                   Certification by Chief Executive Officer pursuant to Rule
                       13a-14(a)  of the  Securities  Exchange  Act of 1934,  as
                       adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                       of 2002.

31.2                   Certification by Chief Financial Officer pursuant to Rule
                       13a-14(a)  of the  Securities  Exchange  Act of 1934,  as
                       adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                       of 2002.

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

                                        Enclaves Group, Inc.
                                        ----------------------------------------
                                        (Registrant)

Date:  June 23, 2006                    /s/ Daniel G. Hayes
                                        ----------------------------------------
                                        Daniel G. Hayes
                                        Chief Executive Office and President

Date:  June 23, 2006                    /s/ Mark D. MacFarlane
                                        ----------------------------------------
                                        Mark D. MacFarlane
                                        Chief Operating Officer and Acting Chief
                                        Financial Officer

