Form 10QSB
period 2006-06-30
ENCLAVES GROUP INC
filed 2006-08-11
CIK 1045260

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                    For the quarterly period ended June 30, 2006

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

                         Commission file number: 000-29689

                                Enclaves Group, Inc.
---------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                     20-1951556
--------------------------------------       ------------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          2550 East Trinity Mills Road, Suite 122, Carrollton, Texas 75006
---------------------------------------------------------------------------------
                      (Address of Principal Executive Offices)

                                   (972) 416-9304
---------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

---------------------------------------------------------------------------------
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

         State the number of shares  outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of AUGUST 9, 2006,  87,242,533
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

                                      INDEX

                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
         as of June 30, 2006..........................................................................2

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2006 and 2005 and for the period from
         November 17, 2004 (Inception) to June 30, 2006...............................................3

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2006 and 2005 and for the period from
         November 17, 2004 (Inception) to June 30, 2006...............................................4

         Notes to Condensed Consolidated Financial Statements
         .............................................................................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ..................................15

Item 3.  Controls and Procedures.....................................................................20

PART II. OTHER INFORMATION

                                                  PART I
                                          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                              June 30, 2006
                                               (Unaudited)
                                                  ASSETS
Current Assets
       Cash                                                                                 $     69,341
       Restricted cash                                                                           116,509
       Tax escrow                                                                                 41,154
       Prepaid expenses and other current assets                                                  20,915
                                                                                            ------------

       Total current assets                                                                      247,919
                                                                                            ------------

       Land                                                                                    9,393,374
       Deferred project costs                                                                  4,414,763
       Deferred financing costs,
           net of accumulated amortization of $855,372                                           402,632
       Website development costs, net of accumulated amortization of $8,835                       44,177
                                                                                            ------------

                  Total assets                                                              $ 14,502,865
                                                                                            ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
       Mortgages and notes payable                                                          $  8,109,391
       Convertible debentures                                                                  6,618,782
       Accounts payable                                                                          658,088
       Accrued expenses                                                                          771,270
       Due to stockholder                                                                         57,074
                                                                                            ------------

       Total current liabilities                                                              16,214,605
                                                                                            ------------

Commitments and contingencies                                                                       --

Stockholders' deficit
       Preferred stock- 10,000,000 authorized shares
                 Series A Convertible Preferred - $.001 par value, 1,000,000 authorized
                 816,000 shares issued & outstanding                                                 816
       Common stock - 5,000,000,000 authorized shares - $.001 par value
                 87,242,533 shares issued & outstanding                                           87,242
       Additional paid in capital                                                                   (962)
       Deficit accumulated during the development stage                                       (1,798,836)
                                                                                            ------------

                  Total stockholders' deficit                                                 (1,711,740)
                                                                                            ------------

                  Total liabilities and stockholders' deficit                               $ 14,502,865
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

                                                ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                                            From November 17,
                                          Three Months Ended                   Six Months Ended            2004 (Inception) to
                                   June 30, 2006      June 30, 2005     June 30, 2006      June 30, 2006      June 30, 2006
                                   ------------       -------------     -------------      -------------      --------------

Revenue                            $      --          $      --          $      --          $      --          $      --

(Income) Expenses

    Other income                          (979)            (3,267)            (2,625)            (3,267)            (7,484)
    General, administrative
    and selling expenses
    (A)                                384,149            127,348            761,138            223,805          1,806,320
                                   -----------        -----------        -----------        -----------        -----------

Net loss                           $  (383,170)       $  (124,081)       $  (758,513)       $  (220,538)       $(1,798,836)
                                   ===========        ===========        ===========        ===========        ===========

Net loss per share,
     basic and diluted             $     --           $     --           $    (0.01)        $     (0.01)
                                   ===========        ===========        ===========        ===========

Weighted average
     shares outstanding             87,242,533         63,030,162         87,242,533         34,492,560
                                   ===========        ===========        ===========        ===========

         (A)  Includes  stock-based  compensation  of $7,200  and  $26,100,  for the  three  and six  months  ended  June 30,  2006, respectively.

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                           Six Months          Six Months        From November 17,
                                                             ended               ended          2004 (Inception) to
                                                         June 30, 2006        June 30, 2005        June 30, 2006
                                                         -------------        -------------        -------------

Cash flows from operating activities
Net loss                                                 $   (758,513)        $   (220,538)        $ (1,798,836)
Adjustments to reconcile net loss to net cash
flows used in:
operating activities:
Amortization                                                    8,835                 --                  8,835
Expenditures funded by stockholder                               --                    184              103,274
Interest on convertible debentures                               --                   --                 25,708
Stock-based compensation                                       26,100                 --                 26,100
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other                 295               (3,762)             (20,915)
current assets
Increase (Decrease) in accounts payable                       (53,662)                (760)             145,030
Increase (Decrease) in accrued expenses                        (1,196)                --                 78,654

Net cash  used  in  operating                               (778,141)            (224,876)          (1,432,150)
activities

Cash flows from investing activities
Purchase of land                                                 --             (2,919,152)          (8,444,624)
Deferred project costs                                       (768,587)            (267,976)          (1,531,746)
Website development costs                                         (20)                --                (53,012)
Deposits                                                       25,000                 --                   --
Payment of escrow fees                                           --                   --                (41,154)

                                            [Continued on next page]

                                        ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                           Six Months          Six Months        From November 17,
                                                             ended               ended          2004 (Inception) to
                                                         June 30, 2006        June 30, 2005        June 30, 2006
                                                         -------------        -------------        -------------

Net cash used in investing activities                        (743,607)          (3,187,128)         (10,070,536)

Cash flows from financing activities
Proceeds from issuance of convertible debt                       --              4,000,000            5,500,000
Proceeds from mortgages and notes payable                   2,714,391                 --              8,879,391
Repayment of mortgages and notes payable                   (1,458,750)                --             (1,558,750)
Restricted cash                                               158,491                 --               (116,509)
Proceeds from stockholder loan                                   --                   --                 55,297
Payment of merger costs                                          --               (109,872)            (109,872)
Payment of deferred financing costs                           (77,232)            (540,887)          (1,077,530)

Net cash provided by financing activities                   1,336,900            3,349,241           11,572,027

Net increase (decrease) in cash                              (184,848)             (62,763)              69,341
Cash, beginning of period                                     254,189              819,443                 --

Cash, end of period                                      $     69,341         $    756,680         $     69,341

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $    290,662         $       --           $    340,796

Noncash investing and financing activities
Deposit for acquisition of land parcels paid by a                --                   --                160,000
stockholder
Good faith deposits  applied against purchase                    --                100,000              160,000
price of land parcels
Payment of deferred project costs by stockholder                 --                   --                339,503
Payment of general, administrative and selling                   --                   --                103,090
expenses by stockholder
1,000,000 shares of preferred stock issued in                    --                   --                  1,000
partial settlement of loan by stockholder
10,000 shares of common stock issued in partial                  --                   --                600,000
settlement of loan by stockholder
Balance of purchase price of land acquired with                  --                788,750              788,750
seller financing
Capitalization of amortized deferred financing                440,073                 --                855,372
costs as deferred project costs
Capitalization  of  interest  on  convertible                    --                   --                718,074
debentures as deferred project costs
Deferred financing costs included in accounts                  72,690               62,260              180,474
payable and accured expenses
Deferred project costs included in accounts                   291,660              141,971              442,305
payable and accrued expenses
Accrued interest capitalized as deferred project              386,896               83,434              527,763
costs
Surrender of preferred stock and issuance of                     --                   --                    184
warrant

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

REVERSE MERGER

         On April 27, 2005,  Alliance  Towers,  Inc., a Florida  corporation and public  company  ("Alliance")  which  had  discontinued  day-to-day  operations, acquired  100 % of the  outstanding  interests of Enclaves  Group,  Inc. and its subsidiaries ("Enclaves"). Enclaves then merged with Alliance, which changed its name to  "Enclaves  Group,  Inc."  and its  corporate  situs  to  Delaware  (the
"Merger"). Although Alliance is the legal survivor in the Merger and remains the
Registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the Merger was accounted for as a reverse  acquisition,  whereby  Enclaves is  considered  the  "acquirer" of
Alliance for financial  reporting  purposes as its shareholders  controlled more than 50% (98%) of the post  transaction  combined  company.  This requires the
Company to present in all  financial  statements  and other  public  information filings,  prior  historical and other  information  of Enclaves,  and requires a retroactive restatement of Enclaves historical  shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations of Enclaves for the period from November 17, 2004  (Inception)  to
April 27, 2005 and reflect the  acquisition  of Alliance on April 27, 2005 under the purchase method of accounting.  Subsequent to April 27, 2005, the operations of the Company are presented on a consolidated basis.

REVERSE STOCK SPLIT

         After  acquiring  Enclaves and completing the Merger,  the  outstanding common  stock of the Company had  increased  to  43,621,264,600  (pre  1-for-500 reverse stock split) shares and the Company then had an authorized capital which was out of proportion to its actual paid in capital and assets. On July 8, 2005, the Board of Directors of the Company and a majority of the  stockholders  voted to approve a reduction in the Company's authorized common stock to 5,000,000,000 shares and effected a 1-for-500  reverse stock split.  All  references to common stock have been retroactively restated.

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

WEBSITE DEVELOPMENT COSTS

         Costs associated with developing a website are recognized in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position No. 98-1,  "Accounting for the Costs of Computer Software  Developed or
Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred. Amortization expense was $ 4,417 and $ 0 for the three months ended June 30, 2006 and 2005,  respectively,  $ 8,835 and $ 0 for the six months  ended June 30, 2006 and 2005,  respectively,  and $ 8,835 for the period from November 17, 2004 (Inception) to June 30, 2006.

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

CONCENTRATIONS OF CREDIT RISK

         The  Company   maintains   significant  cash  balances  with  financial
institutions, which are insured by the Federal Deposit Insurance Corporation for up to $ 100,000 per  institutional  account.  The Company has not  incurred  any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

LOSS PER COMMON SHARE

         We compute basic loss per share by dividing loss to common stockholders by the  weighted-average  common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential  dilution of earnings that could occur if  securities  or contracts  to issue common stock were  exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the earnings of the entity.  Since the effect of any outstanding  options and warrants is anti-dilutive  with respect to losses,  they have been excluded from our  computation of loss per common share.  Therefore,  basic and diluted losses per common  share for the three and six months ended June 30, 2006 and 2005 were the same.

         The following  table shows the securities  outstanding at June 30, 2006 and 2005 that could  potentially  dilute basic  earnings per share in the future but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

                                      June 30, 2006       June 30, 2005
                                      -------------       -------------
Shares issuable upon conversion
 of convertible debentures              24,514,007         21,989,852
Shares issuable upon conversion
 of convertible preferred stock        261,727,599        261,727,599
Shares issuable upon exercise
 of warrants                               180,000               --
                                       -----------        -----------

Total                                  286,421,606        283,717,451
                                       ===========        ===========

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

         The  Company  adopted  SFAS  123(R)  using  the  modified   prospective
transition method,  which requires the application of the accounting standard as of  January 1,  2006,  the first day of the  Company's  fiscal  year  2006.  The
Company's Condensed  Consolidated  Financial  Statements as of and for the three months  ended March 31, 2006 reflect the impact of SFAS  123(R).  In  accordance with  the  modified  prospective  transition  method,  the  Company's  Condensed
Consolidated  Financial  Statements  for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2005, the  Company  did not  have  unvested  stock-based  compensation  .  Stock-based compensation  expense  recognized under SFAS 123(R) for the three and six months ended June 30, 2006 were $ 7,200 and $26,100,  respectively,  which consisted of stock-based  compensation  expense  related to  warrants  issued  for  "Investor

Relations"  services.  There was no stock-based  compensation expense related to employee  equity awards and employee stock purchases  recognized  during the six months ended June 30, 2005.

         SFAS  123(R)   requires   companies  to  estimate  the  fair  value  of
share-based  payment awards on the date of grant using an option-pricing  model.
The value of the  portion of the award that is  ultimately  expected  to vest is recognized  as  expense  over the  requisite  service  period  in the  Company's
Condensed  Consolidated  Statement of Operations.  Prior to the adoption of SFAS
123(R),  the Company  accounted for employee  equity  awards and employee  stock purchases  using the intrinsic value method in accordance with APB 25 as allowed under  Statement of Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based  Compensation"  ("SFAS  123").  There were no  employee  stock based compensation  equity awards or employee  stock  purchases  during the six months ended June 30, 2006

         Stock-based  compensation expense recognized during the period is based on the value of the portion of  share-based  payment  awards that is  ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company's  Condensed  Consolidated  Statement of Operations for the three and six  months  ended  June 30,  2006  included  compensation  expense  for the share-based  payment awards granted subsequent to December 31, 2005 based on the grant  date fair value  estimated  in  accordance  with the  provisions  of SFAS
123(R).  SFAS 123(R)  requires  forfeitures to be estimated at the time of grant and revised,  if necessary,  in subsequent  periods if actual forfeitures differ from those estimates.

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

         Since November 17, 2004  (Inception)  through June 30, 2006 the Company has not issued any Share-Based Payment Awards to employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued  Interpretation  No. 48,  "Accounting for
Uncertainty in Income Taxes--an  Interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income  Taxes." FIN 48  prescribes a recognition  threshold and  measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently  reviewing this new standard to determine its effects,  if any, on our  consolidated  results of operations or financial position.

NOTE 4:  LAND

         The principal  assets of the Company are comprised of land held through its wholly-owned LLCs. Land consists of the following as of June 30, 2006:

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
                                                          County, South Carolina

         The Company  had no  outstanding  land  options or  contracts  for land purchase / sale in place as of June 30, 2006.

NOTE 5:  MORTGAGES AND NOTES PAYABLE

         The  Company has a mortgage  payable to Orinda  Capital  Partners,  LLP
("Orinda  Capital"),  the seller in the Fort Worth, Texas land transaction.  The original  principal  amount of the  mortgage  is $ 788,750 and is secured by the second  phase  portion of the  subject  property.  The note has been  amended to extend  the  maturity  to July  31,  2006.  As of June  30,  2006,  the  balance outstanding  of the  mortgage  payable was $ 650,000.  The  mortgage  note bears interest at 10 % per annum.  The Company is in default as of July 31, 2006.  The
Company has a pending loan application with United General Mortgage  Corporation to refinance the property in an amount  sufficient to pay Orinda Capital in full and provide additional working capital to the Company. (See Note 11 - Subsequent
Events).

         The  Company  had a  mortgage  payable  to  Magellan  Mortgage  in  the principal  amount of $ 1,250,000 and secured by the Company's land in North Fort
Myers,  Florida.  The mortgage note bore interest at 10.5 % per annum and was to mature on December 9, 2006.  On January 18, 2006,  the Company  refinanced  this mortgage with a loan from Orion Bank ("Orion Bank"). The principal amount of the refinanced  mortgage is $ 2,300,000  and is secured by the same land in Florida.
The  balance  of the loan  proceeds  were used on  acquisition  and  development expenses of the property.  In addition,  Orion Bank agreed to increase this loan by up to $ 200,000 to $ 2,500,000 to fund current interest payments.  As of June
30, 2006 the loan balance  outstanding was  $2,384,391.  The mortgage note bears interest at "prime" plus 1% per annum and matures on January 18, 2007.  The note may be prepaid at any time without penalty. Homes for America Holdings,  Inc., a
Nevada  corporation  ("HFAH") and a principal  stockholder  of the Company,  has guaranteed this loan. (See Note 9 - Related Party Transactions).

         The Company has a mortgage  payable to Sovereign  Bank.  The  principal amount of the mortgage is $ 4,615,000  and is secured by the  Company's  land in
Lexington County, South Carolina. The mortgage note bears interest at 2.25 % per annum  above the LIBOR rate and  matures on  December  31,  2006.  The  mortgage requires  no  principal  payments  until  maturity.  The note may be  prepaid at anytime without penalty.

         The  Company  has  a  note  payable  of $  300,000  to  South  Carolina
Development Partners,  LLC ("SCDP"), an affiliate of the seller of the Company's land in Lexington  County,  South Carolina,  delivered in  consideration  of the assignment of the purchase  contract to our LLC and the release and  termination of a development  agreement with SCDP for the subject  property.  The note bears interest at 10 % per annum and is due and payable in monthly  installments  of $
50,000  with the last  installment  due July 15,  2006.  As of June 30, 2006 the balance outstanding on this loan was $ 130,000.  The Company is in default under this loan and is  currently  in  negotiations  with SCDP to modify its terms and extend its due date.

         The Company has a note payable of $ 50,000 to Mark D.  MacFarlane,  its
Chief  Operating  Officer,  for monies  advanced for working  capital on May 25,
2006. This note bears interest at 6.25 % per annum,  the lender's cost of funds, and is due on August 24,  2006.  The Company  has a second  note  payable to Mr.
MacFarlane  of $ 30,000 for monies  advanced  on June 16,  2006 for  development costs at the Eagle Nest project in Florida. This note bears interest at 10 % per annum and is due on December  31,  2006.  The Company is required to prepay this second  note to the  extent  it  receives  net  financing  proceeds  or net sale proceeds  from any of its real  property  assets.  (See Note 9 -  Related  Party
Transactions).

         The  Company  has a note  payable of $ 50,000 to Daniel G.  Hayes,  its
Chief  Executive  Officer,  for  monies  advanced  for  working  capital  in two installments,  $ 20,000  on May 30,  2006 for a  payment  on the SCDP note and $
30,000 on June 16,  2006 for  development  costs at the Eagle  Nest  project  in
Florida.  This note bears  interest at 10 % per annum and is due on December 31,
2006.  The Company is required to prepay this note to the extent it receives net financing  proceeds or net sale proceeds  from any of its real property  assets.
(See Note 9 - Related Party Transactions).

         The Company has a note payable of $ 200,000 to HFAH for monies advanced for  working  capital  and  project  costs on June 23,  2006,  and a second note payable of $ 40,000 to HFAH for monies advanced for working capital on August 1,
2006.  Each of  these  notes  bears  interest  at 10 % per  annum  and is due on
December 31,  2006.  The Company is required to prepay these notes to the extent it receives net  financing  proceeds or net sale  proceeds  from any of its real property assets. (See Note 9 - Related Party Transactions).

         During the period  ended June 30, 2006,  the Company was in  compliance with all debt  covenants  as defined by the  agreements  other than as described above.

NOTE 6:  CONVERTIBLE DEBENTURES

The  Company has  outstanding  convertible  debentures  of $  6,618,782,  due on
January 15,  2007,  which bear  interest at 12 % per annum,  payable in 12 equal installments  of $ 542,449 plus interest  until January 15, 2007. The debentures may be  converted  into common stock of the Company at a fixed price of $ 0.27 /
share. These debentures are pre-payable in whole or in part but subject to a 12%
redemption premium and are secured by all assets and property of the Company and are  guaranteed by HFAH.  The Company is in default on its  installment  payment terms and is  currently  in  negotiations  with the lenders to extend the terms.
(See Note 11 - Subsequent Events).

         On April 6, 2006,  the  Company  and Cornell  reached an  agreement  in principle,  pursuant to which the parties  will  document  an  extension  of the maturity  date of the  debentures,  an immediate  conversion of a portion of the debenture  balances  into common  stock (not to exceed 9.9 % of the  outstanding common stock after conversion),  and immediate  conversion of another portion of the debenture  balances into a warrant for common stock,  for a total  immediate reduction  of $  2,500,000  in the  debenture  balances,  a release  of the real property mortgages in exchange for a pledge of the Company's LLCs, a termination of  the  Standby  Equity  Distribution  Agreement  ("SEDA"),  with  the  Company obligated  (i) to amend its pending SB-2  registration  to remove the SEDA stock
and  proceed  with  the  balance  of  the  registration,   (ii)  to  obtain  the
confirmation of the corporate guaranty by HFAH of the Company obligations to the debenture  holders,  and  (iii)  to make  no new  cash  payments  to HFAH or its principals while any of the debentures remain outstanding. Cornell has indicated
since June 30,  2006,  that it would like to modify the  agreement  to include a smaller immediate  reduction of the debenture  balances,  but has not stated its final terms for the  modification  and the parties  continue to  negotiate  such terms.

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

NOTE 8:  INCENTIVE PLAN

         The Company has adopted an incentive  plan agreeing to issue up to 20%
of the Series A convertible  preferred stock outstanding to its founders and key executive  officers as follows:  4 % each to two founders,  Robert A. MacFarlane and Robert M. Kohn; 4 % each to Daniel G. Hayes,  its Chief  Executive  Officer, and Mark D. MacFarlane,  its Chief Operating  Officer; 2 % to Emilia Nuccio, its
Chief  Marketing  Officer;  1 % to the  current  chief  financial  officer of an affiliate  who provides  services to the Company,  and 1 % to the Company  Chief
Financial  Officer  who remains to be  recruited.  No  preferred  stock has been issued under the incentive plan. The Company has negotiated employment agreement
terms  with  its   executive   officers  for  salaries,   benefits,   and  other
compensation.

NOTE 9:    RELATED PARTY TRANSACTIONS

         A stockholder  of the Company,  HFAH, has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the states of Florida  and Texas.  During the  period  from  November  17,  2004
(Inception)  through  June 30,  2006  those  costs  and  deposits  incurred  for acquisition,  planning,  and financing of these projects totaling $ 499,503 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting  to $ 103,274  were  recorded as expenses of the  projects  during the period from November 17, 2004  (Inception)  through June 30, 2006. HFAH has also advanced the Company $ 55,297 since  inception.  The amount  payable to HFAF for the above costs and expenses  was $ 57,074 as of June 30,  2006.  As part of the agreement with HFAH, the Company has agreed to pay a 2.5 % finance placement fee for the funds  raised from the  convertible  debentures.  During the period from
November  17, 2004  (Inception)  through  June 30,  2006 the Company  incurred $
137,500 of the  aforementioned  placement fees under the  agreement,  which were capitalized  as  deferred  financing  costs  with $ 50,000  included  in accrued expenses as of June 30, 2006.

         In addition the Company has borrowed  funds from HFAH and its executive officers.  (See Note 5 - Mortgages and Notes Payable). The Company has a note of
$ 200,000 to HFAH, a note of $ 50,000 to Daniel G. Hayes,  the  Company's  Chief
Executive  Officer,  and two notes totaling $ 80,000 to Mark D. MacFarlane,  the
Company's Chief  Operating  Officer.  On August 1, 2006 the Company  borrowed an additional $40,000 from HFAH for working capital.

         The  Company  engaged   Girasole   International,   Inc.,  a  New  York
corporation  ("Girasole")  and a related party,  as a third party  consultant to oversee marketing and product development. The Company's Chief Marketing Officer and  Assistant  Secretary,  Emilia  Nuccio  founded  Girasole in 2001 and is its principal  stockholder.  Ms.  Nuccio  is the wife of  Robert  A.  MacFarlane,  a principal  of HFAH.  Consulting  services  provided  to the  Company by Girasole totaled  approximately $ 0 and $ 18,000 for the three months ended June 30, 2006 and 2005,  respectively,  approximately  $13,000  and $18,000 for the six months ended June 30, 2006 and 2005,  respectively and  approximately  $152,000 for the period from  November 17, 2004  (Inception)  to June 30,  2006.  Included in the
accounts  payable  as of June 30,  2006 was $ 31,993  payable  to Emilia  Nuccio
Consulting LLC (formerly known as Girasole), for consulting services rendered.

         During the period November 17, 2004 (inception)  through June 30, 2006, an entity affiliated to Mark D. MacFarlane  provided  consulting services to the
Company totaling $ 53,656.  No consulting  services were provided to the Company by that  affiliated  entity  during the three and six months ended June 30, 2006 and 2005.

         The Company paid each of its two  founders,  Robert A.  MacFarlane  and
Robert M. Kohn,  who are also  principals  and executive  officers of HFAH,  for consulting services to the Company in fund-raising and real estate development a total amount of $ 50,000  during the period from  November 17, 2004  (Inception)
through June 30, 2006. No such consulting  services were provided to the Company during the three and six months ended June 30, 2006 and 2005.

         In  connection  with the mortgage  loan by Orion Bank in January  2006,
HFAH also delivered its unconditional  guaranty of the loan obligation,  subject to the understanding that the Company would pay HFAH $ 37,500,  being 1-1/2 % of the loan amount, from available funds. This guaranty fee was included in accrued expenses as of June 30, 2006.

NOTE 10: COMMITMENTS AND CONTINGENCIES

         The Company filed a registration statement on Form SB-2 on November 29,
2005, and received a comment letter on December 27, 2005,  from the staff of the
Division of Corporation Finance of the Securities and Exchange  Commission.  The
staff's  letter  addressed  a number  of  issues  relating  to the  registration
statement,   including   several  issues  relating  to  the  Company's   audited
consolidated and unaudited condensed consolidated financial statements that were contained  in the  registration  statement.  Among other  comments,  the staff's letter inquired regarding the Company's  accounting  treatment for the Company's convertible preferred stock in the Company's financial statements.

         The  Company  sent a  response  letter to the  staff on July 19,  2006, advising it that based upon the current  agreement  with  Cornell  Capital,  the
Company intended to amend or withdraw the  registration  statement (See Note 6 -
Convertible  Debentures) and responding to the accounting  questions.  The staff has responded with a letter on August 1, 2006,  advising that it would defer its review and  response to the  Company's  response  until the  Company  amended or withdrew the registration statement.

         The  staff  has also sent the  Company  a letter  dated  May 24,  2005, addressing a number of similar issues  relating to the  accounting  treatment in the  Company's  audited  consolidated  financial  statements  for the year ended
December 31, 2005, as filed with its annual report on Form 10-KSB.  The comments restated the staff's questions regarding the Company's  accounting treatment for its  convertible  preferred  stock in the Company's  financial  statements.  The
Company  sent a  letter  to the  staff  on July 19,  2006,  responding  to these accounting  questions  in  substantially  the same manner as the response to the comments on the  registration  statement.  The staff has  responded on August 1,
2006 with some of their  original  comments  still  open.  The Company is in the process of responding to those open comments.

         If  the  Company  were  required  to  amend  its  accounting  treatment regarding the convertible preferred stock, the Company would have to restate the unaudited condensed  consolidated  financial statements contained in this report on Form  10-QSB,  as  well as the  unaudited  condensed  consolidated  financial statements  contained  in the  Company's  reports on Form 10-QSB for the periods since  March  31,  2005,  and  the  audited  consolidated  financial  statements contained  in the  Company's  reports on Form 10-KSB for the fiscal  years ended
December 31, 2004 and 2005.  The  modifications  to the  Company's  consolidated financial  statements  would involve only non-cash  accounting  items, but would materially  impact the Company's  consolidated  balance  sheet and  consolidated statements of operations,  changes in stockholder's  deficit, and cash flows for each period presented. The Company will continue to respond to and work with the staff to  resolve  all  remaining  comments  they may have  after  review of our responses.

NOTE 11:   SUBSEQUENT EVENTS

         The Company and Cornell have been in further discussions since June 30,
2006 and Cornell has  indicated  that it would like to modify the  agreement  in principle to include a smaller  immediate  reduction of the debenture  balances, but it has not  stated  its final  terms for the  modification  and the  parties continue to negotiate such terms. (See Note 6 - Convertible Debentures).

         On July 31, 2006,  the Orinda  Note,  which has a balance of $ 650,000, was due and payable. (See Note 5 - Mortgages and Notes Payable).  The Company is
`in default as of July 31, 2006. The Company has a pending loan application with
United  General  Mortgage  Corporation  to  refinance  the property in an amount sufficient to pay Orinda Capital in full and provide  additional working capital to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         This  quarterly   report  on  Form  10-QSB   contains   forward-looking
statements  (as defined in Section 27A of the Securities Act of 1933 and Section
21E of the Securities  Exchange Act of 1934 (the "Exchange  Act"). To the extent that  any  statements  made  in  this  Report  contain  information  that is not historical,  these statements are essentially  forward-looking.  Forward-looking statements  can be  identified  by the use of words such as  "expects,"  "plans"
"will," "may," "anticipates,"  believes," "should," "intends,"  "estimates," and other  words of  similar  meaning.  These  statements  are  subject to risks and uncertainties  that cannot be predicted or quantified and  consequently,  actual
results  may  differ   materially  from  those  expressed  or  implied  by  such
forward-looking  statements.  Such  risks  and  uncertainties  include,  without limitation,  our  ability to raise  capital to finance  the  development  of our products,  the  effectiveness,  profitability  and the  marketability  of  those products, our ability to protect our proprietary  information,  general economic
and  business   conditions,   the  impact  of  technological   developments  and
competition,   our  expectations  and  estimates   concerning  future  financial
performance and financing plans,  adverse results of any legal proceedings,  the impact of current, pending or future legislation and regulation,  our ability to satisfy customers using our technology,  the volatility of our operating results and  financial  condition,  our  ability to attract or retain  qualified  senior management personnel,  including sales and marketing and technical personnel and other risks  detailed  from time to time in our filings  with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

         The following  discussion of our consolidated  financial  condition and results  of  operations  should  be  read  in  conjunction  with  our  condensed consolidated  financial statements and notes thereto appearing elsewhere in this document.

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
originally   developed  our  business  plan,  and  conducted   demographic   and
test-market   investigations,   prepared  brand   identification  and  marketing
materials, and negotiated the right to purchase our original building sites, and contributed  those  business  assets  to us,  and  negotiated  debt  and  equity facilities (described below) with Cornell Capital Partners,  LP. Cornell Capital
Partners, LP offered bridge financing in the form of convertible  debentures and an  equity  credit  line  financing  for the  immediate  launch of the YOUR HOME program.

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

         The common stock of Homes For America  Holdings,  Inc.  was  previously registered  under Section 12(g) of the Securities  Exchange Act of 1934 and that
Homes for America Holdings,  Inc. itself was a public corporation with its stock traded on the over-the-counter  markets with the trading symbol "HFAM." However,
Homes For  America  Holdings,  Inc.  failed to make any of its  mandated  public filings  after the period  ended  September  30,  2002,  and as a result of this failure,  Homes  for  America  Holdings,  Inc.  consented  to an  order  of  the
Securities  and  Exchange  Commission  that  pursuant  to  Section  12(j) of the
Securities and Exchange Act of 1934, as amended,  the registration of each class of Homes for America Holdings,  Inc.'s securities registered under Section 12 of the Securities and Exchange Act of 1934, as amended,  be immediately  revoked as of October 12, 2005.

PLAN OF OPERATION

         1.   BUILDING PROJECTS AND OPERATIONS

         The original bridge financing represented by the convertible debentures allowed us to acquire approximately $ 4.2 million in real property sites for our first three (3)  ENCLAVES  communities.  It also  provided  the working  capital enabling us to recruit our key employees, including Mark D. MacFarlane, original promoter of the YOUR HOMESM  Program with Homes for America  Holdings,  Inc., as our Chief Operating Officer based in our Texas office,  Emilia Nuccio,  our Vice
President and Director of Marketing,  who oversaw the  development  of the brand identification  and  marketing  materials  for the Your  Home  unit of Homes for
America  Holdings,  Inc., and Daniel G. Hayes, our President and Chief Executive
Officer,  who served as counsel to Homes for America  Holdings,  Inc.  and us in closing the original debt and equity facilities in December 2004.

         We have been able to commence  initial  site  development  and contract bidding  for the two  projects to be  commenced  first,  "Enclaves  of Live Oak"
(Mesquite) and "Enclaves of Spring  Magnolia" (Fort Worth) each in Texas. We are submitting  the  contracts for bids from  established  general  contractors  for
guaranteed   construction   cost   contracts  and  submitting  the  projects  to
construction  lenders for  construction  financing  sufficient  to commence  and complete  build-out  of those  projects.  It has also  enabled  us to engage and oversee outside  consultants to complete zoning and planning  approvals required for the Florida  project,  "Enclaves of Eagle Nest" (North Fort Myers),  and for
the South Carolina project,  "Enclaves of Grand Oaks" (Columbia), and to solicit and evaluate proposals for additional acquisition sites in Texas, Florida, North
Carolina, South Carolina, Connecticut, and New York.

         Our present plan of growth requires identification of multiple projects in diverse real estate markets. To assure timely roll out of the YOUR HOME Lease and Own program on a national  level,  we have entered  into media  distribution agreements with ClearVision, Inc., Global Media Fund, and other firms to promote our business plan.  Simultaneously  with the announcement of the initial project
commencements,   we  plan  to  enter  into  binding   agreements  and  immediate
development  plans with  proposals  in New York,  South  Carolina,  and Florida, together with additional sites identified in other markets.

         To proceed  with such an  ambitious  acquisition  plan and  realize the advantage of being first to market with our YOUR HOME Lease and Own program,  we recognize  our  immediate  need for, and will incur costs for,  regional  office management  and  staff,  local  contractors,  professional  representation,  and physical resources including offices and equipment to accompany the direct costs of site acquisition and development and product  marketing.  While we have funds and loan  commitments  sufficient to provide  working  capital for our immediate plans through  September 2006, we must raise  additional  funds from one or more sources to continue  operations  thereafter and to embark upon this  acquisition plan.

         We have established relations with land developers and brokers who have access to  available  land  sites  suitable  for  construction  of our  ENCLAVES communities  and  understand  the  YOUR  HOMESM  Program  and can  assist  us in presenting the  opportunity to land sellers and to  jurisdictions  who recognize the need for attainable or workforce housing.

         The  number of new  employees  and  offices we would  require  would be determined by our ability to identify and acquire additional projects, in one or more regions, our ability to raise additional funds from sale of stock or equity joint  ventures,  our  ability  to  obtain  conventional  construction  mortgage financing,  and our management and staff to oversee such expansions.  Subject to financing, we have a present plan to supplement regional offices in New York and
Florida with new regional offices in Connecticut and South Carolina in 2007.

         2.   CONSTRUCTION FINANCING

         Our two Texas  projects,  in  Mesquite  and Fort  Worth,  are ready for immediate  construction,  subject to obtaining the  construction  loans. We have presented these projects to conventional commercial lenders and obtained letters of interest from several  lenders to provide the requisite  funds (i) to pay for the lot improvements,  roads, and similar facilities required for the individual lots, and (ii) to pay on a revolving basis the cost of construction  model homes and up to ten to twenty  homes at a time.  For the  projects  to be  feasible to proceed and for us to accept the proposed construction  financing we must either
(A) demonstrate to the respective  construction lenders that their lines will be paid from  immediate  sales of the homes as  constructed  or (B)  produce to the lenders'  satisfaction  an advance  commitment  for a  permanent  loan  take-out facility to replace their advanced funds.

         Since our LEASE AND OWNSM business model  contemplates  our developing, building,  leasing, and selling new homes to a target market of working families who rent and have not yet entered the residential  home market,  we have elected not to construct the existing Texas projects for immediate sale and have instead pursued through  presentations to long-term  lenders  applications for permanent loan take-out facilities that will be compatible with the anticipated short-term hold of the leased homes while our  customers  qualify to purchase  them.  These facilities  have included  applications  for revolving  facilities that would be available for use at multiple  projects as they are built out and sold.  Several lenders  have  expressed  interest  in  providing  such  facilities,  subject to appropriate collateral and corporate or personal guaranties,  but as of the date of this filing we have obtained no acceptable letter of interest or commitment.

         In the event  construction  financing is not  obtained  shortly for the
Texas  projects  with  a  revolving  take-out  facility,   we  may  revisit  the
alternatives  of immediate sale of homes as  constructed or even  disposition of the Texas sites.

         In the  case of our  South  Carolina  project  where  the site may have approximately  1,000 home lots  (depending on size and  configuration),  we have obtained a letter of interest for a complete  construction  financing sufficient to construct the spine road and interior roads, lot improvements, amenities, and similar  facilities,  together with our proposed ENCLAVES home project in one of the subdivision  secttions,  subject to the production of commitments from other builders to purchase at least 400 of the excess improved lots. We have solicited builder  commitments  from several  builders in the  Columbia,  South  Carolina, market and currently anticipate receiving such commitments sufficient during the third quarter of 2006 to obtain the financing and commence the lot improvements.

         3.   TERMINATION OF EQUITY LINE

         The original plan of operations for the Company  included the use of an equity line under a Standby Equity Distribution  Agreement ("SEDA") entered into with Cornell Capital Partners, LP ("Cornell") pursuant to which on certain terms
Cornell would be obligated to purchase  common stock of the Company upon request of the Company from time to time. The  availability  of funds from that proposed line could have allowed the Company to acquire and develop more projects using a combination  of equity from the equity  line and  conventional  acquisition  and construction  financing.  The equity line required the Company however to obtain an effective  registration of its common stock sufficient both to provide shares of stock for sale  under the equity  line and shares of stock for the  potential conversion of the Company's convertible debentures,  also held by Cornell or its affiliates.  On advice of counsel the Company has determined  however it may not
be  practicable  to  pursue  the   registration   of  stock  for  both  purposes
simultaneously.

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

         Cornell has indicated  since June 30, 2006 that it would like to modify the  agreement  to  include  a  smaller  immediate  reduction  of the  debenture balances,  but has not  stated  its  final  terms for the  modification  and the parties continue to negotiate such terms.

         4.   FUNDING FOR OPERATIONS

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

         In the quarter ended March 31, 2006, we obtained working capital from a refinancing of the Florida land. The most recent working  capital in the quarter ended June 30, 2006,  has been obtained from related party  borrowings  from our principal  stockholder,  Homes  for  America  Holdings,  Inc.,  and  two  of our
executive officers.

         In  addition  to  securing  construction  financing  for  the  existing projects we may seek to refinance existing assets,  including without limitation the land site in North Fort Myers,  Florida, and other financing facilities made available from institutional lenders,  together with the net proceeds of leasing and sale of completed housing units as built. The principal source of additional funds however, by which we contemplate  satisfying our cash requirements for the next twelve (12) months, is likely to be from land refinancings or dispositions.

GOING CONCERN

         Our consolidated  financial statements are presented on a going concern basis,  which  contemplates  the  realization  of  assets  and  satisfaction  of liabilities in the normal course of business.  Nevertheless we are a development stage company and only became organized on November 17, 2004.

         Since  we  have  incurred  losses  since  inception,  we  will  require additional  funds to meet and fund our obligations  and operations.  We have not yet determined how to finance our operations.  Our independent registered public accounting  firm has added an  explanatory  paragraph to their audit  opinion in connection  with  our  consolidated  financial  statements  for the  year  ended
December  31,  2005,  which  expresses  substantial  doubt as to our  ability to continue as a going concern. Such an opinion may adversely affect our ability to obtain financing on reasonable terms or at all.

         The  condensed  consolidated  financial  statements  do not include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or the amounts and  classification of liabilities that may result from the possible inability of us to continue as a going concern.

         Management  recognizes  that  we  must  generate  capital  and  revenue resources  to enable us to  continue to  operate.  We plan to obtain  additional capital from revenue  through the sale of equity  securities and ultimately from revenue  generated from  profitable  operations.  However,  no assurances can be given that we will be successful in these activities.

LIQUIDITY AND CAPITAL RESOURCES

         During the  six-month  period ended June 30,  2006,  we were in default under the installment payment terms of our convertible debentures, which require principal and interest  installments  equal to  one-twelfth  of the  outstanding balance as of the fifteenth day of each month  commencing  January 15, 2006. The debentures were originally  structured to be paid from draws under the SEDA, but that equity line is not yet effective and would not become  effective  unless or until the pending SB-2  registration  statement  were declared  effective by the
SEC, which we do not anticipate in the short term. We are  negotiating  with the holders of the  convertible  debentures  to extend the maturity and the payments dates and otherwise modify their terms to coincide with the anticipated  capital resources of the Company.

         During the six-month period ended June 30, 2006, we were in default and currently remain in default under a promissory note to SC Development  Partners, for  which  $  130,000  remains  outstanding  and  past  due.  We are  currently renegotiating  with SC  Development  Partners  to  obtain  an  extension  of the maturity date. While SC Development Partners has expressed willingness to modify the loan terms, the loan has not yet been modified to cure these defaults and we lack the capital resources immediately available to pay it currently.

         On July 31, 2006,  the Orinda  Note,  which has a balance of $ 650,000, was due and payable.  The Company is in default as of July 31, 2006. The Company has a pending loan  application  with United  General  Mortgage  Corporation  to refinance the property in an amount sufficient to pay Orinda Capital in full and provide additional working capital to the Company. We lack the capital resources immediately  available to pay this note  currently  and the  noteholder  has not indicated that it would agree to any further extension of the maturity past July
31, 2006.

         During  the  six-month  period  ended  June 30,  2006,  our  balance of unrestricted cash and cash equivalents  decreased by $ 184,848 to $ 69,340.  Our original  working capital had been obtained  entirely from the net loan proceeds we retained after paying for the three land  acquisitions,  in Mesquite and Fort
Worth,  Texas,  and North Fort Myers,  Florida,  with those net proceeds issuing from the convertible  debentures described above. In the quarter ended March 31,
2006, we obtained  working  capital from a refinancing  of the Florida land. The most recent working capital has been obtained from related party borrowings from our principal  stockholder,  Homes for America  Holdings,  Inc.,  and two of our
executive officers.

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

         Successful  refinancing  of the land  parcels  would  provide  adequate working  capital  for the period  until the  projects  under  development  would generate fees and sale proceeds  from business  operations  are available to us;
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

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the  supervision  and with the  participation  of our management, including our principal  executive officer and principal  financial officer,  we evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and  procedures,  as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities  Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal  executive  officer and our principal  financial officer concluded that,  as of the end of the  period  covered  by  this  report,  our  disclosure controls and procedures  were  effective and adequately  designed to ensure that the information  required to be disclosed by us in the reports we file or submit
under  the  Securities  Exchange  Act  of  1934  (i)  is  recorded,   processed,
summarized,  and reported within the time periods  specified in applicable rules and forms and (ii) is accumulated and communicated to our management,  including our  chief  executive  officer  and chief  financial  officer,  to allow  timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         During the three month period  ended June 30, 2006,  there have been no changes in our internal  controls over  financial  reporting that has materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

LIMITATIONS OF CONTROLS AND PROCEDURES.

         Our  disclosure  controls and  internal  controls  and  procedures  are designed to provide  reasonable  assurance of achieving their objectives and our chief  executive  officer and chief  financial  officer have  concluded that our disclosure  controls and procedures are effective at that  reasonable  assurance level.

         Our  management,  including  our  chief  executive  officer  and  chief financial officer,  however does not expect that our disclosure  controls or our internal  controls will prevent all error and all fraud.  A control  system,  no matter how well  conceived  and  operated,  can  provide  only  reasonable,  not absolute,  assurance  that the  objectives  of the  control  system are met.  In addition,  the design of a control  system must  reflect the fact that there are resource  constraints,  and the benefits of controls must be considered relative to their costs.  Because of the inherent  limitations in all control systems, no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of fraud,  if any,  within a company have been  detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

         It is  recognized  individual  persons  perform  multiple  tasks  which normally would be allocated to separate  persons and therefore  extra  diligence must be exercised during the period these tasks are combined.

                                     PART II
                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

         To the best knowledge of the officers and directors, the Company is not a party to any legal proceedings or litigation.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company has not sold any equity  securities  during the three month period ended June 30, 2006. As discussed in Part I, Item 1, Note 6  (Convertible
Debentures) and Item 5 below,  the Company and Cornell have reached an agreement in principle  under which Cornell  would convert a portion of the  debentures it holds into a warrant for common stock..

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

         The Company has outstanding convertible debentures of $ 6,618,782,  due on January 15, 2007,  which bear per annum interest of 12%,  payable in 12 equal installments  of $ 542,449  plus  interest  commencing  January  15,  2006,  and continuing  until  January 15, 2007.  As  described  under Notes 6 and 11 to the
Unaudited  Condensed  Consolidated  Financial  Statements  (See  Part I,  Item 1
above), the Company is in default for not making the installment  payments under the debentures,  for total arrears of $ 3,797,143 as of the date of this filing.
The Company has reached an  agreement in principle  with these  lenders  waiving such default and modifying  the payment  terms and is currently in  negotiations with those lenders to document the extension and modification terms.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         The following  "Subsequent  Events" have occurred  after June 30, 2006.
References  to  "Notes"  refer  to  the  corresponding  Note  to  our  condensed consolidated financial statements set forth above under Part I.

         The Company and Cornell have been in further discussions since June 30,
2006,  and Cornell has  indicated  that it would like to modify the agreement to include a smaller  immediate  reduction of the debenture  balances,  but has not stated  its  final  terms  for the  modification  and the  parties  continue  to negotiate such terms.

         The note payable to SC  Development  Partners had a current  balance of
$130,000  on June 30,  2006 and the  Company is in  default.  The Company and SC
Development Partners are negotiating terms to extend the maturity date.

         On July 31, 2006,  the Orinda  Note,  which has a balance of $ 650,000, was due and payable. (See Note 5 - Mortgages and Notes Payable).  The Company is
in default as of July 31, 2006. The Company has a pending loan  application with
United  General  Mortgage  Corporation  to  refinance  the property in an amount sufficient to pay Orinda Capital in full and provide  additional working capital to the Company.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER      EXHIBIT

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

                                                  Enclaves Group, Inc.
                                                  ------------------------------
                                                  (Registrant)

Date:  August 11, 2006                            /s/ Daniel G. Hayes
                                                  ------------------------------
                                                  Daniel G. Hayes
                                                  Chief Executive Office and President

Date:  August 11, 2006                            /s/ Mark D. MacFarlane
                                                  ------------------------------
                                                  Mark D. MacFarlane
                                                  Chief Operating Officer and Acting Chief
                                                  Financial Officer

