Form 10QSB
period 2006-09-30
ENCLAVES GROUP INC
filed 2006-11-16
CIK 1045260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 000-29689

                              Enclaves Group, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)
--------------------------------------------------------------------------------

            Delaware                                 20-1951556
------------------------------------   -----------------------------------------
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

     State the number of shares  outstanding of each of the issuer's  classes of common  equity,  as of the latest  practicable  date:  As of NOVEMBER  16, 2006,
87,242,533  shares of common stock  ($0.001 per share par value) were issued and outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              ENCLAVES GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
          as of September 30, 2006.............................................2

          Condensed Consolidated  Statements of Operations for the Three
          and Nine Months Ended  September 30, 2006 and 2005 and for the
          period from November 17, 2004 (Inception)
          to September 30, 2006................................................3

          Condensed Consolidated  Statements of Changes in Stockholders'
          Deficit for the Nine Months Ended September 30, 2006 and 2005,
          for the year ended  December  31,  2005,  for the period  from
          November 17, 2004 (Inception) to December 31, 2004 and for the
          period from  November 17, 2004  (Inception)  to September  30,
          2006.................................................................4

          Condensed  Consolidated  Statements of Cash Flows for the Nine
          Months Ended September 30, 2006 and 2005 and for the

PART II.  OTHER INFORMATION

                                               PART I
                                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                         September 30, 2006
                                             (Unaudited)

                                               ASSETS

Current Assets
   Cash                                                                                $     20,069
   Restricted cash                                                                           33,068
   Tax escrow                                                                                41,154
   Prepaid expenses and other current assets                                                 15,615
                                                                                       ------------

   Total current assets                                                                     109,906

   Land                                                                                   9,393,374
   Deferred project costs                                                                 5,437,692
   Deferred financing costs,
      net of accumulated amortization $1,049,884                                            208,120
   Website development costs, net of accumulated amortization of $13,387                     41,719
                                                                                       ------------

                 Total assets                                                          $ 15,190,811
                                                                                       ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
   Mortgages and notes payable                                                         $  8,389,011
   Convertible debentures                                                                 6,618,782
   Accounts payable                                                                       1,122,664
   Accrued expenses                                                                         964,139
   Due to stockholder                                                                        57,074
                                                                                       ------------

   Total current liabilities                                                             17,151,670
                                                                                       ------------

Commitments and contingencies                                                                  --

Stockholders' deficit
   Preferred stock - 10,000,000 authorized shares
      Series A Convertible Preferred - $.001 par value,
      1,000,000 authorized 816,000 shares issued and outstanding                                816
   Common stock - 5,000,000,000 authorized shares - $.001 par value
      87,242,533 shares issued and outstanding                                               87,242
   Additional paid-in capital                                                                  (962)
   Deficit accumulated during the development stage                                      (2,047,955)
                                                                                       ------------

   Total stockholders' deficit                                                           (1,960,859)
                                                                                       ------------

   Total liabilities and stockholders' deficit                                         $ 15,190,811
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

                                                ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                                                  From November 17,
                                          Three Months Ended                     Nine Months Ended               2004 (Inception) to
                                September 30, 2006  September 30, 2005   September 30, 2006   September 30, 2005  September 30, 2006
                                ----------------------------------------------------------------------------------------------------
Revenue                            $       --          $       --           $       --           $       --          $       --

(Income) Expenses

  Other income                             (439)             (1,220)              (3,064)             (4,487)             (7,923)
  General, administrative
    and selling expenses  (A)           249,558             275,152            1,010,696             498,958           2,055,878
                                   ------------        ------------         ------------         ------------        ------------

Net loss                           $   (249,119)       $   (273,932)        $ (1,007,632)        $   (494,471)       $ (2,047,955)
                                   ============        ============         ============         ============        ============

Net loss per share,
  basic and diluted                $      *            $      *             $      (0.01)        $      (0.01)
                                   ============        ============         ============         ============        ============

Weighted average
  shares outstanding                 87,242,533          87,242,533           87,242,533           52,269,107
                                   ============        ============         ============         ============        ============

*  Less than $.005

(A) Includes stock-based compensation of $0 and $26,100 for the three and nine months ended September 30, 2006, respectively.

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                             (Unaudited)

                                                                                                                           Deficit
                                                     Common Stock                 Preferred Stock                        Accumulated
                                             ------------------------------ -----------------------------                During the
                                                                                                            Additional   Development
                                               # of shares       Amount    # of shares        Amount     Paid-in Capital    Stage
                                             ---------------------------------------------------------------------------------------
     Issuance of Common Stock -
       November 17, 2004 (A)                     5,637,874   $    10,000          --      $      --      $    43,996    $      --

     Issuance of Preferred Stock -
       November 17, 2004                              --            --       1,000,000          1,000           --             --

     Net loss for the period ended
       December 31, 2004                              --            --            --             --             --         (103,090)
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 2004                       5,637,874        10,000     1,000,000          1,000         43,996       (103,090)

     Number of shares outstanding of
       legal acquirer, Alliance
       Towers, Inc. - April 27, 2005             4,362,126          --            --             --             --             --

     Issuance of Preferred Stock -
       April 27, 2005                                 --            --       6,000,000          6,000           --             --

     Conversion of Preferred Stock -
       April 27, 2005 (B)                       77,242,533        77,242    (6,000,000)        (6,000)       (71,242)          --

     Net loss for the nine months ended
       September 30, 2005                             --            --            --             --             --         (494,471)
                                             ---------------------------------------------------------------------------------------

Balance, September 30, 2005                     87,242,533        87,242     1,000,000          1,000        (27,246)      (597,561)

     Exchange of Preferred Stock for a
       Warrant - November 9, 2005                     --            --        (184,000)          (184)           184           --

     Net loss for the three months ended
       December 31, 2005                              --            --            --             --             --         (442,762)
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 2005                      87,242,533        87,242       816,000            816        (27,062)    (1,040,323)

     Issuance of Warrants for
       Services-January 31, 2006                      --            --            --             --            5,850           --

     Issuance of Warrants for
       Services-February 28, 2006                     --            --            --             --            5,400           --

     Issuance of Warrants for
       Services-March 31, 2006                        --            --            --             --            7,650           --

     Issuance of Warrants for
       Services-April 30, 2006                        --            --            --             --            7,200           --

     Net loss for the nine months ended
       September 30, 2006                             --            --            --             --             --       (1,007,632)
                                             ---------------------------------------------------------------------------------------

Balance, September 30, 2006                     87,242,533   $    87,242       816,000    $       816    $      (962)   $(2,047,955)
                                             =======================================================================================

(A)  Stock issued by Alliance Towers, Inc. in exchange for stock of Enclaves Group, Inc. (reverse merger) as if it had occurred with the inception of Enclaves Group, Inc. on November 17, 2004.

(B)  Exchange of Preferred for Common Stock as part of completing the reverse merger. See Note 1 Organization

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                ENCLAVES GROUP, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                               Nine Months        Nine Months    From November, 17,
                                                                                  ended               ended      2004 (Inception) to
                                                                         September, 30, 2006 September, 30, 2005 September, 30, 2006
                                                                         -----------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                  $ (1,007,632)       $   (494,471)       $ (2,047,955)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
    Amortization                                                                  13,387                --                13,387
    Expenditures funded by stockholder                                              --                   184             103,274
    Interest on convertible debentures                                              --                  --                25,708
    Stock-based compensation                                                      26,100                --                26,100
    Changes in operating assets and liabilities:
      (Increase) Decrease in prepaid expenses and other current assets             5,595             (24,640)            (15,615)
      Increase in accounts payable                                                36,317              20,741             235,009
      Increase (Decrease) in accrued expenses                                    (10,151)               --                69,699
                                                                         -----------------------------------------------------------

            Net cash used in operating activities                               (936,384)           (498,186)         (1,590,393)

Cash flows from investing activities
    Purchase of land                                                                --            (2,978,912)         (8,444,624)
    Deferred project costs                                                    (1,020,583)           (463,811)         (1,783,741)
    Website development costs                                                     (2,114)            (45,716)            (55,106)
    Deposits                                                                      25,000              35,000                --
    Payment of escrow fees                                                          --               (50,000)            (41,154)
                                                                         -----------------------------------------------------------

            Net cash used in investing activities                               (997,697)         (3,503,439)        (10,324,625)
                                                                         -----------------------------------------------------------

Cash flows from financing activities
    Proceeds from issuance of convertible debt                                      --             4,000,000           5,500,000
    Proceeds from mortgages and notes payable                                  2,994,011                --             9,159,011
    Repayment of mortgages and notes payable                                  (1,458,750)               --            (1,558,750)
    Restricted cash                                                              241,932                --               (33,068)
    Proceeds from stockholder loan                                                  --                  --                55,297
    Payment of merger costs                                                         --              (109,872)           (109,872)
    Payment of deferred financing costs                                          (77,232)           (540,887)         (1,077,531)
                                                                         -----------------------------------------------------------

            Net cash provided by financing activities                          1,699,961           3,349,241          11,935,087
                                                                         -----------------------------------------------------------

Net increase (decrease) in cash                                                 (234,120)           (652,384)             20,069
Cash, beginning of period                                                        254,189             819,443                --
                                                                         -----------------------------------------------------------

Cash, end of period                                                         $     20,069        $    167,059        $     20,069
                                                                         ===========================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $    492,839        $       --          $    542,973

Noncash investing and financing activities
  Deposit for acquisition of land parcels paid by a stockholder                     --                  --               160,000
  Good faith deposits applied against purchase price of land parcels                --               100,000             160,000
  Payment of deferred project costs by stockholder                                  --                  --               339,503
  Payment of general, administrative and selling expenses by stockholder            --                  --               103,090
  1,000,000 shares of preferred stock issued in partial settlement
    of loan by stockholder                                                          --                  --                 1,000
  10,000 shares of common stock issued in partial settlement of
    loan by stockholder                                                             --                  --               600,000
  Balance of purchase price of land acquired with seller financing                  --               788,750             788,750
  Capitalization of amortized deferred financing costs as deferred
    project costs                                                                634,586             257,425           1,049,884
  Capitalization of interest on convertible debentures as deferred
    project costs                                                                   --                62,260             718,074
  Deferred financing costs included in accounts payable and accrued
    expenses                                                                      14,810                --                92,974
  Deferred project costs included in accounts payable and accrued
    expenses                                                                     648,418             114,236             799,063
  Accrued interest capitalized as deferred project costs                         606,559             287,694             747,426
  Surrender of preferred stock and issuance of warrant                              --                  --                   184

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

REVERSE MERGER

         On April 27, 2005,  Alliance  Towers,  Inc., a Florida  corporation and public  company  ("Alliance")  which  had  discontinued  day-to-day  operations, acquired  100% of the  outstanding  interests  of Enclaves  Group,  Inc. and its subsidiaries ("Enclaves"). Enclaves then merged with Alliance, which changed its name to  "Enclaves  Group,  Inc."  and its  corporate  situs  to  Delaware  (the
"Merger"). Although Alliance is the legal survivor in the Merger and remains the
Registrant  with  the  Securities  and  Exchange  Commission,  under  accounting principles generally accepted in the United States, the Merger was accounted for as a reverse  acquisition,  whereby  Enclaves is  considered  the  "acquirer" of
Alliance for financial  reporting  purposes as its shareholders  controlled more than 50% (98%) of the post  transaction  combined  company.  This  requires  the
Company to present in all  financial  statements  and other  public  information filings,  prior  historical and other  information  of Enclaves,  and requires a retroactive restatement of Enclaves, historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations of Enclaves for the period from November 17, 2004  (Inception)  to
April 27, 2005 and reflect the  acquisition  of Alliance on April 27, 2005 under the purchase method of accounting.  Subsequent to April 27, 2005, the operations of the Company are presented on a consolidated basis.

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

LAND

         The acquisition costs of land parcels are being capitalized.  Any costs related  to the  improvements  of the  land  acquisitions  and  financing  costs incurred  have been charged to deferred  project  costs and  deferred  financing costs, respectively, and will be allocated to the land account when improvements have been completed.

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

WEBSITE DEVELOPMENT COSTS

         Costs associated with developing a website are recognized in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position No. 98-1,  "Accounting for the Costs of Computer Software  Developed or
Obtained for Internal  Use",  and Emerging  Issues Task Force ("EITF") No. 00-2,
"Accounting for Website  Development  Costs." Costs  associated with the website consist  primarily of software  purchased and customized for internal use. These costs are  capitalized  and amortized  based on their  estimated  useful life of three years.  Costs incurred to update  graphics and enter initial  product data are expensed as incurred.  Amortization  expense was $4,552 and $0 for the three months ended September 30, 2006 and 2005,  respectively,  $13,387 and $0 for the nine months ended September 30, 2006 and 2005, respectively, and $13,387 for the period from November 17, 2004 (Inception) to September 30, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company  periodically  reviews  the  carrying  value of  long-lived assets in relation to management's best estimate of future trends,  events,  and overall  business  climate.  If such reviews indicate an issue as to whether the carrying  value of such assets may not be  recoverable,  the  Company  will then estimate  the future  cash flows  generated  by such  assets  (undiscounted  and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107,  "Disclosure About Fair Value of Financial  Instruments",
as amended,  requires  certain  entities to disclose the fair value of specified financial  instruments  for which it is practicable to estimate that value.  The
Company's  financial  instruments  include cash,  accounts payable,  convertible debentures, mortgages and notes payable, and an amount due to a stockholder. The carrying  amount of the  financial  instruments  approximates  fair  value.  The
Company is not  currently  exposed to any  significant  credit  risk or currency risk.

LOSS PER COMMON SHARE

         We compute basic loss per share by dividing loss to common stockholders by the  weighted-average  common  shares  outstanding  for the  period.  Diluted earnings per share reflects the potential  dilution of earnings that could occur if  securities  or contracts  to issue common stock were  exercised or converted into common  stock or resulted in the  issuance of common stock that then shared in the earnings of the entity.  Since the effect of any outstanding  options and warrants is anti-dilutive  with respect to losses,  they have been excluded from our  computation of loss per common share.  Therefore,  basic and diluted losses per common share for the three and nine months ended September 30, 2006 and 2005 were the same.

         The following  table shows the securities  outstanding at September 30,
2006 and 2005 that could  potentially  dilute  basic  earnings  per share in the future  but were not  included  in the  calculation  of  diluted  loss per share because their inclusion would have been anti-dilutive.

                                           September 30, 2006   September 30, 2005
                                           ------------------   ------------------
     Shares  issuable upon  conversion
     of convertible debentures                 24,514,007           21,989,852

     Shares  issuable upon  conversion
     of convertible preferred stock           261,727,599          261,727,599

     Shares   issuable  upon  exercise
     of warrants                                  180,000                 --
                                           ------------------   ------------------
     Total                                    286,421,606          283,717,451
                                           ==================   ==================

SIGNIFICANT ACCOUNTING POLICY UPDATES - STOCK-BASED COMPENSATION EXPENSE

         On  January  1,  2006,  the  Company  adopted  Statement  of  Financial
Accounting  Standards  No. 123  (revised  2004),  "Share-Based  Payment"  ("SFAS
123(R)"), which requires the measurement and recognition of compensation expense for all  share-based  payment  awards made to employees and  directors  based on estimated fair values.  SFAS 123(R) supersedes the Company's previous accounting under Accounting  Principles Board Opinion No. 25,  "Accounting for Stock Issued
to  Employees"  ("APB 25") for periods  beginning in fiscal 2006. In March 2005, the Securities and Exchange  Commission issued Staff Accounting Bulletin No. 107
("SAB 107")  relating to SFAS 123(R).  The Company has applied the provisions of
SAB 107 in its adoption of SFAS 123(R).

         The  Company  adopted  SFAS  123(R)  using  the  modified   prospective
transition method,  which requires the application of the accounting standard as of  January 1,  2006,  the first day of the  Company's  fiscal  year  2006.  The
Company's  Condensed  Consolidated  Financial  Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with  the  modified  prospective  transition  method,  the  Company's  Condensed
Consolidated  Financial  Statements  for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2005,
the  Company  did  not  have  unvested  stock-based  compensation.   Stock-based
compensation  expense recognized under SFAS 123(R) for the three and nine months ended  September 30, 2006 was $0 and $26,100,  respectively,  which consisted of stock-based  compensation  expense  related to  warrants  issued  for  "Investor
Relations"  services.  There was no stock-based  compensation expense related to employee equity awards and employee stock purchases  recognized  during the nine months ended September 30, 2006.

         SFAS  123(R)   requires   companies  to  estimate  the  fair  value  of
share-based  payment awards on the date of grant using an option-pricing  model.
The value of the  portion of the award that is  ultimately  expected  to vest is recognized  as  expense  over the  requisite  service  period  in the  Company's
Condensed Consolidated  Statements of Operations.  Prior to the adoption of SFAS
123(R),  the Company  accounted for employee  equity  awards and employee  stock purchases  using the intrinsic value method in accordance with APB 25 as allowed under  Statement of Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based  Compensation"  ("SFAS  123").  There were no  employee  stock based compensation  equity awards or employee stock  purchases  during the nine months ended September 30, 2006.

         Stock-based  compensation expense recognized during the period is based on the value of the portion of  share-based  payment  awards that is  ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company's Condensed  Consolidated  Statements of Operations for the three and nine months ended September 30, 2006 included  compensation  expense for the share-based  payment awards granted subsequent to December 31, 2005 based on the grant  date fair value  estimated  in  accordance  with the  provisions  of SFAS
123(R).  SFAS 123(R)  requires  forfeitures to be estimated at the time of grant and revised,  if necessary,  in subsequent  periods if actual forfeitures differ from those estimates.

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

         From  November  17, 2004  (Inception)  through  September  30, 2006 the
Company has not issued any Share-Based Payment Awards to employees.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued  Interpretation  No. 48,  "Accounting for
Uncertainty in Income Taxes--an  Interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income  Taxes." FIN 48  prescribes a recognition  threshold and  measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years  beginning after December 15, 2006. We will adopt the provisions of
FIN 48 for fiscal years  beginning after December 15, 2006. The Company does not expect  FIN  48 to  have  a  material  impact  on our  consolidated  results  of operations, financial position, or cash flows.

         SFAS No. 157,  "FAIR VALUE  MEASUREMENTS"  ("SFAS  157"),  defines fair value,  establishes a framework for  measuring  fair value in GAAP,  and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective  January 1, 2008.  The Company does not expect SFAS 157 to have a material  impact on the  Company's  consolidated  results of  operations, financial position, or cash flows.

         SFAS No. 158,  "EMPLOYERS'  ACCOUNTING FOR DEFINED  BENEFIT PENSION AND
OTHER  POSTRETIREMENT  PLANS - an amendment of FASB  Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"),  improves financial reporting by requiring an employer to  recognize  the  overfunded  or  underfunded  status  of  a  defined  benefit postretirement  plan as an asset or  liability  in its  statement  of  financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not expect SFAS 158 to have an impact on the Company's consolidated results of operations, financial position, or cash flow.

NOTE 4:  LAND

         The principal  assets of the Company are comprised of land held through its wholly-owned LLCs. Land consists of the following as of September 30, 2006:

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
                                                          County, South Carolina

         The Company  had no  outstanding  land  options or  contracts  for land purchase/sale in place as of September 30, 2006.

NOTE 5:  MORTGAGES AND NOTES PAYABLE

         The Company has a note and  mortgage  (the  "Wilson  Note")  payable to
Charles J. Wilson,  assignee of Orinda Capital Partners,  LLP, the seller in the
Fort  Worth,  Texas  land  transaction.  The  original  principal  amount of the mortgage is $788,750 and is secured by the second  phase  portion of the subject property.  On October  3, 2006 the  Wilson  Note was  amended  to  increase  the interest rate and to extend the maturity to October 31, 2006 from July 31, 2006.
As of September 30, 2006, the balance  outstanding  of the mortgage  payable was
$650,000.  The mortgage note bears interest at 15% per annum. The Company was in default as of November 1, 2006,  since it was unable to  refinance  the property before the  maturity  date,  but then paid the  balance  of the  Wilson  Note in entirety  on November  10,  2006,  with the  proceeds  of a loan  obtained  from
Magellan Mortgage Group secured by the same property,  which loan bears interest at 15% per annum and matures on November  10,  2007.  (See Note 11 -  Subsequent
Events).

         The  Company  had a  mortgage  payable  to  Magellan  Mortgage  in  the principal  amount of $1,250,000  and secured by the Company's land in North Fort
Myers,  Florida.  The mortgage  note bore interest at 10.5% per annum and was to mature on December 9, 2006.  On January 18, 2006,  the Company  refinanced  this mortgage  with a loan from Orion Bank.  The principal  amount of the  refinanced mortgage is $2,300,000  and is secured by the same land in Florida.  The balance of the loan proceeds were used on acquisition  and  development  expenses of the property. In addition, Orion Bank agreed to increase this loan by up to $200,000 to $2,500,000 to fund current  interest  payments.  As of September 30, 2006 the loan balance  outstanding  was  $2,441,011.  The mortgage note bears interest at
"prime"  plus 1% per annum and  matures on  January  18,  2007.  The note may be prepaid at any time without penalty. Homes for America Holdings,  Inc., a Nevada corporation ("HFAH") and a principal  stockholder of the Company, has guaranteed this loan. (See Note 9 - Related Party Transactions).

         The Company has a mortgage  payable to Sovereign  Bank.  The  principal amount of the mortgage is  $4,615,000  and is secured by the  Company's  land in
Lexington County, South Carolina.  The mortgage note bears interest at 2.25% per annum  above the LIBOR rate and  matures on  December  31,  2006.  The  mortgage requires  no  principal  payments  until  maturity.  The note may be  prepaid at anytime  without  penalty.  HFAH has guaranteed this loan. (See Note 9 - Related
Party Transactions and Note 11 - Subsequent Events).

         The  Company  has  a  note  payable  of  $300,000  to  South   Carolina
Development Partners,  LLC ("SCDP"), an affiliate of the seller of the Company's land in Lexington  County,  South Carolina,  delivered in  consideration  of the assignment of the purchase  contract to our LLC and the release and  termination of a development  agreement with SCDP for the subject property. On September 15,
2006,  Enclaves of Grand Oaks LLC, the LLC owning the subject  land,  issued its note in the amount of the balance  outstanding to establish an extended maturity date.  The note  bears  interest  at 10% per  annum  and is due and  payable  on
December 31, 2006. As of September 30, 2006 the balance outstanding on this loan was $130,000.

         The Company has a note  payable of $50,000 to Mark D.  MacFarlane,  its
Chief  Operating  Officer,  for monies  advanced for working  capital on May 25,
2006, and a second note payable to Mr. MacFarlane of $30,000 for monies advanced on June 16,  2006 for  development  costs at the Eagle Nest  project in Florida.
Each of these notes bears  interest at 10% per annum and is due on December  31,
2006.  The Company is  required to prepay  these notes to the extent it receives net  financing  proceeds  or net sale  proceeds  from  any of its real  property assets.  On November 3, 2006, each of these notes was assigned by Mr. MacFarlane to HFAH, the current holder.  (See Note 9 - Related Party  Transactions and Note
11 - Subsequent Events).

         The Company has a note payable of $50,000 to Daniel G. Hayes, its Chief
Executive Officer,  for monies advanced for working capital in two installments,
$20,000 on May 30,  2006 for a payment on the SCDP note and  $30,000 on June 16,
2006 for  development  costs at the Eagle Nest project in Florida,  and a second note payable to Mr. Hayes of $33,000 for monies  advanced on September 19, 2006, for working capital.  Each of these notes bears interest at 10% per annum and is due on December 31,  2006.  The Company is required to prepay these notes to the extent it receives net  financing  proceeds or net sale proceeds from any of its real property  assets.  On November 3, 2006, each of these notes was assigned by
Mr. Hayes to HFAH, the current holder.  (See Note 9 - Related Party Transactions and Note 11 - Subsequent Events).

         The Company has five notes payable in the aggregate  amount of $390,000 to HFAH for monies  advanced for working  capital and project  costs as follows:
(i) $200,000 on June 16, 2006; (ii) $40,000 on August 1, 2006;  (iii) $65,000 on
August 17, 2006;  (iv) $50,000 on August 30, 2006;  and (v) $35,000 on September
26,  2006.  Each of these  notes  bears  interest at 10% per annum and is due on
December 31,  2006.  The Company is required to prepay these notes to the extent it receives net  financing  proceeds or net sale  proceeds  from any of its real property  assets.  (See Note 9 - Related  Party  Transactions).  The Company has
borrowed  additional  funds from HFAH after  September 30, 2006.  (See Note 11 -
Subsequent Events).

         During  the  period  ended  September  30,  2006,  the  Company  was in compliance  with all debt covenants as defined by the  agreements  other than as described above.

NOTE 6:  CONVERTIBLE DEBENTURES

         The Company has outstanding  convertible debentures of $6,618,782,  due on January 15, 2007,  which bear interest at 12% per annum,  payable in 12 equal installments  of $551,565 plus interest  until January 15, 2007.  The debentures may be  converted  into  common  stock  of  the  Company  at a  fixed  price  of
$0.27/share. These debentures are pre-payable in whole or in part but subject to a 12%  redemption  premium  and are  secured by all assets and  property  of the
Company and are  guaranteed  by HFAH.  The Company has reached an  agreement  in principle with the lenders  waiving such default and modifying the payment terms and is currently in negotiations  with the lenders to document the extension and modification of the terms. (See Note 11 - Subsequent Events).

         On  April 6,  2006,  the  Company  and  Cornell  Capital  Partners,  LP
("Cornell")  reached an  agreement in  principle,  pursuant to which the parties will document an extension of the maturity date of the debentures,  an immediate conversion  of a portion of the  debenture  balances  into common  stock (not to exceed 9.9% of the  outstanding  common stock after  conversion),  and immediate conversion  of another  portion of the  debenture  balances  into a warrant  for common  stock,  for a total  immediate  reduction of $2,500,000 in the debenture balances,  a release of the real property  mortgages in exchange for a pledge of the Company's LLCs, a termination of the Standby Equity  Distribution  Agreement
("SEDA"),  with the Company obligated (i) to amend its pending SB-2 registration to remove the SEDA stock and proceed with the balance of the registration,  (ii)
to obtain the  confirmation  of the  corporate  guaranty  by HFAH of the Company obligations to the debenture holders,  and (iii) to make no new cash payments to
HFAH or its principals while any of the debentures remain  outstanding.  Cornell has  indicated  that it would like to modify the  agreement to include a smaller immediate  reduction  of the  debenture  balances,  but has not stated its final terms for the modification and the parties continue to negotiate such terms.

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

NOTE 8:  INCENTIVE PLAN

         The Company has adopted an incentive  plan  agreeing to issue up to 20%
of the Series A convertible  preferred stock outstanding to its founders and key executive officers as follows: 4% each to two founders, Robert A. MacFarlane and
Robert M. Kohn; 4% each to Daniel G. Hayes,  its Chief  Executive  Officer,  and
Mark D. MacFarlane,  its Chief Operating Officer; 2% to Emilia Nuccio, its Chief
Marketing Officer; 1% to the current chief financial officer of an affiliate who provides services to the Company,  and 1% to the Company Chief Financial Officer
who  remains to be  recruited.  No  preferred  stock has been  issued  under the incentive plan. The Company has negotiated  employment  agreement terms with its executive officers for salaries, benefits, and other compensation.

NOTE 9:           RELATED PARTY TRANSACTIONS

         A stockholder  of the Company,  HFAH, has paid on behalf of the Company certain  startup costs and expenses  relating to the projects  being proposed in the states of Florida  and Texas.  During the  period  from  November  17,  2004
(Inception)  through  September  30, 2006 those costs and deposits  incurred for acquisition,  planning,  and financing of these projects  totaling $499,503 were recorded as assets on the financial  statements.  Certain  administrative  costs amounting  to $103,274  were  recorded as  expenses of the  projects  during the period from November 17, 2004 (Inception)  through  September 30, 2006. HFAH has also advanced the Company  $55,297 since  inception.  The amount payable to HFAF for the above costs and expenses was $57,074 as of September  30, 2006.  As part of the  agreement  with  HFAH,  the  Company  has  agreed to pay a 2.5%  finance placement fee for the funds raised from the convertible  debentures.  During the period from November 17, 2004 (Inception) through September 30, 2006 the Company incurred  $137,500 of the  aforementioned  placement  fees under the  agreement, which were  capitalized  as deferred  financing  costs with $50,000  included in accrued expenses as of September 30, 2006.

         Further,  the Company has  borrowed  funds from HFAH and its  executive officers. (See Note 5 - Mortgages and Notes Payable). The Company has notes of $
390,000 to HFAH,  two notes totaling  $83,000 to Daniel G. Hayes,  the Company's
Chief Executive  Officer,  and two notes totaling $80,000 to Mark D. MacFarlane, the Company's Chief Operating Officer.  The executive officers have subsequently assigned  their notes to HFAH and HFAH has loaned the Company  additional  funds after September 30, 2006. (See Note 11 - Subsequent Events).

         The  Company  engaged   Girasole   International,   Inc.,  a  New  York
corporation  ("Girasole")  and a related party,  as a third party  consultant to oversee marketing and product development. The Company's Chief Marketing Officer and  Assistant  Secretary,  Emilia  Nuccio  founded  Girasole in 2001 and is its principal  stockholder.  Ms.  Nuccio  is the wife of  Robert  A.  MacFarlane,  a principal  of HFAH.  Consulting  services  provided  to the  Company by Girasole totaled  approximately  $0 and $19,000 for the three months ended  September 30,
2006 and 2005,  respectively,  approximately  $13,000  and  $33,000 for the nine months  ended  September  30,  2006 and 2005,  respectively,  and  approximately
$152,000 for the period from  November  17, 2004  (Inception)  to September  30,
2006.  Included in the  accounts  payable as of  September  30, 2006 was $31,993 payable to Emilia  Nuccio  Consulting  LLC  (formerly  known as  Girasole),  for consulting services rendered.

         During the period November 17, 2004 (Inception)  through  September 30,
2006, an entity affiliated with Mark D. MacFarlane  provided consulting services to the Company  totaling  $53,656.  No consulting  services were provided to the
Company  by that  affiliated  entity  during  the  three and nine  months  ended
September 30, 2006 and 2005.

         The Company paid each of its two  founders,  Robert A.  MacFarlane  and
Robert M. Kohn,  who are also  principals  and executive  officers of HFAH,  for consulting services to the Company in fund-raising and real estate development a total  amount of $15,000  during the three and nine months ended  September  30,
2005 and $50,000  for the period from  November  17,  2004  (Inception)  through
September  30, 2006.  No such  consulting  services were provided to the Company during the three and nine months ended September 30, 2006.

         In  connection  with the mortgage  loan by Orion Bank in January  2006,
HFAH also delivered its unconditional  guaranty of the loan obligation,  subject to the  understanding  that the Company would pay HFAH $37,500,  being 1-1/2% of the loan amount, from available funds. This guaranty fee was included in accrued expenses as of September 30, 2006.

NOTE 10: COMMITMENTS AND CONTINGENCIES.

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

         The  Company  sent a  response  letter to the  staff on July 19,  2006, advising  it that based upon the current  agreement  with  Cornell,  the Company intended  to  amend  or  withdraw  the  registration  statement  (See  Note  6 -
Convertible  Debentures) and responding to the accounting  questions.  The staff has responded with a letter on August 1, 2006,  advising that it would defer its review and  response to the  Company's  response  until the  Company  amended or withdrew the registration statement.

         The  staff  has also sent the  Company  a letter  dated  May 24,  2005, addressing a number of similar issues  relating to the  accounting  treatment in the  Company's  audited  consolidated  financial  statements  for the year ended
December 31, 2005, as filed with its annual report on Form 10-KSB.  The comments restated the staff's questions regarding the Company's  accounting treatment for its  convertible  preferred  stock in the Company's  financial  statements.  The
Company  sent a  letter  to the  staff  on July 19,  2006,  responding  to these accounting  questions  in  substantially  the same manner as the response to the comments on the  registration  statement.  The staff has  responded on August 1,
2006 with several of their original comments still open,  including the question on the treatment of the convertible  preferred  stock.  The Company has obtained advice on the appropriate accounting treatment and will now file its response to those last open comments in the next five business days.

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

NOTE 11:          SUBSEQUENT EVENTS

         The Company and Cornell  have been in further  discussions  and Cornell has indicated that it would like to modify the agreement in principle to include a smaller immediate reduction of the debenture  balances,  but it has not stated
its final terms for the  modification and the parties continue to negotiate such terms. (See Note 6 - Convertible Debentures).

         On October 31, 2006, the Wilson Note,  which has a balance of $650,000, was due and payable but not paid.  (See Note 5 - Mortgages  and Notes  Payable).
The Company was in default as of November 1, 2006, but repaid the Wilson Note in entirety on  November  10,  2006,  through a  refinancing  loan in the amount of
$788,750  replacement  mortgage obtained from Magellan  Mortgage Company,  which loan was secured by the same real property, bears interest at 15% per annum, and matures on November 10, 2007.

         On November 3, 2006,  our  executive  officers  sold and  assigned  the
Company notes, in the aggregate  amount of $83,000 held by Mr. Hayes and $80,000 held by Mr.  MacFarlane,  to HFAH, which paid the principal and accrued interest through that date to the assignors. On November 3, 2006, in consideration of the extension of the due date of the $50,000 note of the Company  originally made on
May 25, 2006, to Mr. MacFarlane, from November 24, 2006 to December 31, 2006, we amended its interest  rate from the date of issuance  from 6.25%  (increased  to
6.50% as of August 15, 2006), his cost of funds, to 10%, to conform the maturity date and other terms with all of the other related party notes.

         The Company has borrowed  additional  funds since  September  30, 2006, from HFAH and issued  notes to HFAH as follows:  (i) $33,000 on October 3, 2006;
(ii) $205,000 on October 18, 2006;  (iii) $85,000 on October 31, 2006;  and (iv)
$25,000 on November 9, 2006. Each of these notes bears interest at 10% per annum and is due on December 31,  2006.  The Company is required to prepay these notes to the extent it receives net  financing  proceeds or net sale proceeds from any of its real property assets.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly  report on Form 10-QSB  contains  forward-looking  statements (as defined in Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities  Exchange Act of 1934 (the  "Exchange  Act")).  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially  forward-looking.  Forward-looking  statements can be identified  by the  use of  words  such as  "expects,"  "plans,"  "will,"  "may,"
"anticipates,"  believes," "should," "intends,"  "estimates," and other words of similar meaning.  These statements are subject to risks and  uncertainties  that cannot be predicted or quantified  and  consequently,  actual results may differ materially from those expressed or implied by such  forward-looking  statements.
Such risks and uncertainties include,  without limitation,  our ability to raise
capital  to  finance  the  development  of  our  products,   the  effectiveness,
profitability  and the  marketability of those products,  our ability to protect our  proprietary  information,  general  economic and business  conditions,  the impact of  technological  developments  and  competition,  our  expectations and estimates  concerning future financial  performance and financing plans, adverse results  of any legal  proceedings,  the  impact of  current,  pending or future
legislation  and  regulation,   our  ability  to  satisfy  customers  using  our
technology, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior  management  personnel,  including sales and marketing and technical  personnel and other risks  detailed from time to time in our filings with the Securities and Exchange  Commission  ("SEC"). We
do  not  undertake  any  obligation  to  publicly  update  any   forward-looking
statements.  As  a  result,  you  should  not  place  undue  reliance  on  these forward-looking statements.

         We  also  use  market  data  and  industry  forecasts  and  projections throughout this Report,  which we have obtained from market  research,  publicly available information and industry  publications.  These sources generally state that the information  they provide has been obtained from sources believed to be reliable,  but that the accuracy and  completeness  of the  information  are not guaranteed.  The forecasts and projections are based on industry surveys and the preparers'  experience  in the industry,  and the  projected  amounts may not be achieved.  Similarly,  although we believe that the surveys and market  research others have  performed are  reliable,  we have not  independently  verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional  uncertainties accompanying any estimates of future market size,  revenue and market acceptance of products and services.

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

         We were  incorporated in the State of Delaware on November 17, 2004, as
Enclaves Group,  Inc., a privately held  corporation  organized for the specific purpose of  introducing  our  proprietary  YOUR HOME SM Lease and Own Program to target the working  class  families  who  continue to rent  housing  rather than purchasing. Our principal stockholder, Homes For America Holdings, Inc. ("HFAH")
originally   developed  our  business  plan,  and  conducted   demographic   and
test-market   investigations,   prepared  brand   identification  and  marketing
materials, and negotiated the right to purchase our original building sites, and contributed  those  business  assets  to us,  and  negotiated  debt  and  equity facilities  (described  below) with Cornell Capital Partners,  LP.  ("Cornell").
Cornell  offered bridge  financing in the form of convertible  debentures and an equity  credit  line  financing  for the  immediate  launch  of the YOUR HOME SM
Program.

         As consideration  for these properties and assets,  valued in excess of
Six Hundred Thousand Dollars  ($600,000),  in December 2004 HFAH obtained all of the initial common stock and  significant  voting rights through the issuance of our Series A Convertible  Preferred Stock, all of which is held by HFAH. Through those voting rights, HFAH retains  substantial  ownership rights and the ability to control the development and expansion of our business.

         The common stock of HFAH was previously  registered under Section 12(g)
of the  Exchange  Act and HFAH  itself was a public  corporation  with its stock traded on the over-the-counter  markets with the trading symbol "HFAM." However,
HFAH failed to make any of its mandated  public  filings  after the period ended
September 30, 2002, and as a result of this failure,  HFAH consented to an order of the SEC that pursuant to Section  12(j) of the Exchange Act, as amended,  the registration of each class of HFAH securities registered under Section 12 of the
Exchange Act, as amended, be immediately revoked as of October 12, 2005.

PLAN OF OPERATION

         1.       BUILDING PROJECTS AND OPERATIONS

         The original bridge financing represented by the convertible debentures allowed us to acquire  approximately $4.2 million in real property sites for our first three (3)  ENCLAVES  communities.  It also  provided  the working  capital enabling us to recruit our key employees, including Mark D. MacFarlane, original promoter of the YOUR HOME SM Program with HFAH, as our Chief  Operating  Officer based in our Texas office,  Emilia  Nuccio,  our Vice  President and Director of
Marketing, who oversaw the development of the brand identification and marketing materials for the YOUR HOME SM unit of HFAH, and Daniel G. Hayes,  our President and Chief  Executive  Officer,  who served as counsel to HFAH and the Company in closing the original debt and equity facilities in December 2004.

         We have been able to complete  initial  site  development  and contract bidding  for the two  projects to be  commenced  first,  "Enclaves  of Live Oak"
(Mesquite) and "Enclaves of Spring Magnolia" (Fort Worth) each in Texas. We will
submit  the  contracts  for  bids  from  established   general  contractors  for
guaranteed  construction  cost contracts once the projects have been approved by construction  lenders for  construction  financing  sufficient  to commence  and complete build-out of those projects.  Our initial financing has also enabled us to engage and  oversee  outside  consultants  to  complete  zoning and  planning approvals required for the Florida project, "Enclaves of Eagle Nest" (North Fort
Myers), and for the South Carolina project, "Enclaves of Grand Oaks" (Columbia), and to solicit and evaluate proposals for additional acquisition sites in Texas,
Florida, North Carolina, South Carolina, Connecticut, and New York.

         Our present plan of growth requires identification of multiple projects in diverse real estate  markets.  To assure  timely roll out of the YOUR HOME SM
Lease  and  Own  Program  on a  national  level,  we  have  entered  into  media distribution  agreements with  ClearVision,  Inc.,  Global Media Fund, and other firms to promote our business plan.  Simultaneously with the announcement of the initial  project  commencements,  we plan to enter into binding  agreements  and immediate  development  plans with proposals in New York,  South  Carolina,  and
Florida, together with additional sites identified in other markets.

         To proceed  with such an  ambitious  acquisition  plan and  realize the advantage  of being first to market with our YOUR HOME SM Lease and Own Program, we recognize our immediate need for, and will incur costs for,  regional  office management  and  staff,  local  contractors,  professional  representation,  and physical resources including offices and equipment to accompany the direct costs of site acquisition and development and product  marketing.  While we have funds and loan  commitments  from HFAH  sufficient to provide  working capital for our immediate plans through  December 2006, we must raise  additional funds from one or more  sources  to  continue  operations  thereafter  and to embark  upon this acquisition plan.

         We have established relations with land developers and brokers who have access to  available  land  sites  suitable  for  construction  of our  ENCLAVES communities  and  understand  the YOUR  HOME SM  Program  and can  assist  us in presenting the  opportunity to land sellers and to  jurisdictions  who recognize the need for attainable or workforce housing.

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

         2.       CONSTRUCTION FINANCING

         Our two Texas  projects,  in  Mesquite  and Fort  Worth,  are ready for immediate  construction,  subject to obtaining the  construction  loans. We have presented these projects to conventional commercial lenders and obtained letters of interest from several  lenders to provide the requisite  funds (i) to pay for the lot improvements,  roads, and similar facilities required for the individual lots, and (ii) to pay on a revolving basis the cost of constructing  model homes and up to ten to twenty  homes at a time.  For the  projects  to be  feasible to proceed and for us to accept the proposed  construction  financing,  however, we must either (A)  demonstrate to the respective  construction  lenders that their lines  will be paid  from  immediate  sales of the homes as  constructed  or (B)
produce to the lenders'  satisfaction an advance commitment for a permanent loan take-out facility to replace their advanced funds.

         Since our YOUR HOME SM lease and own business  model  contemplates  our developing,  building,  leasing,  and  selling  new homes to a target  market of working families

who rent and have not yet entered the residential  home market,  we have elected not to construct the existing Texas projects for immediate sale and have instead pursued through  presentations to long-term  lenders  applications for permanent loan take-out facilities that will be compatible with the anticipated short-term hold of the leased homes while our  customers  qualify to purchase  them.  These facilities  have included  applications  for revolving  facilities that would be available for use at multiple  projects as they are built out and sold.  Several lenders  have  expressed  interest  in  providing  such  facilities,  subject to appropriate collateral and corporate or personal guaranties,  but as of the date of this filing we have obtained no acceptable letter of interest or commitment.

         We are  currently  seeking  and have  been  seeking  for a  substantial period, including the last two fiscal quarters permanent loan commitments, since we believe use of immediate sales would  inadequately  demonstrate our YOUR HOME
SM lease and own  business  model and limit our ability to promote the  existing project sites. Since we have not obtained  construction  financing for the Texas projects with any acceptable revolving take-out facility, we are now considering the  alternatives of immediate sale of homes as constructed or even  disposition of the Texas sites.

         In  the  case  of  our  South  Carolina  project  where  the  site  has approximately  960 home  lots  (depending  on size and  configuration),  we have obtained a letter of interest for complete construction  financing sufficient to construct the spine road and interior roads, lot  improvements,  amenities,  and similar  facilities,  together with our proposed ENCLAVES home project in one of the subdivision  sections,  subject to the production of commitments  from other builders to purchase at least 400 of the excess improved lots. We have solicited builder  commitments  from several  builders in the  Columbia,  South  Carolina, market and are  negotiating  to conclusion a purchase  commitment  from a single builder  sufficient  for  us to  obtain  the  financing  and  commence  the  lot improvements, with such purchase and refinancing anticipated to occur before the end of the fourth fiscal quarter.

         3.       TERMINATION OF EQUITY LINE

         The original plan of operations for the Company  included the use of an equity line under a Standby Equity Distribution  Agreement ("SEDA") entered into with Cornell Capital Partners, LP ("Cornell") pursuant to which on certain terms
Cornell would be obligated to purchase  common stock of the Company upon request of the Company from time to time. The  availability  of funds from that proposed line could have allowed the Company to acquire and develop more projects using a combination  of equity from the equity  line and  conventional  acquisition  and construction financing. The equity line required the Company, however, to obtain an effective  registration of its common stock sufficient both to provide shares of stock for sale  under the equity  line and shares of stock for the  potential conversion of the Company's convertible debentures,  also held by Cornell or its affiliates.  On advice of counsel,  the Company has determined,  however, it may not be  practicable  to  pursue  the  registration  of stock  for both  purposes simultaneously.

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

         In the quarter ended March 31, 2006, we obtained working capital from a refinancing of the Florida land. The most recent working capital in the quarters ended June 30 and  September  30, 2006,  has been  obtained  from related  party borrowings  from  our  principal  stockholder,  HFAH,  and two of our  executive officers.

         In addition to related  party  borrowings,  we are actively  seeking to refinance existing assets, including without limitation,  the land site in North
Fort  Myers,  Florida,  and  other  financing  facilities  made  available  from institutional  lenders,  together  with the net  proceeds of leasing and sale of completed  housing  units as built.  The principal  source of  additional  funds however,  by which we contemplate  satisfying our cash requirements for the next twelve (12) months is likely to be from land refinancings or dispositions.

GOING CONCERN

         Our consolidated  financial statements are presented on a going concern basis,  which  contemplates  the  realization  of  assets  and  satisfaction  of liabilities in the normal course of business. Nevertheless, we are a development stage company and only became organized on November 17, 2004.

         Since  we  have  incurred  losses  since  inception,  we  will  require additional  funds to meet and fund our obligations  and operations.  We have not yet determined how to finance our operations.  Our independent registered public accounting  firm has added an  explanatory  paragraph to their audit  opinion in connection with our initial consolidated financial statements for the year ended
December  31,  2005,  which  expresses  substantial  doubt as to our  ability to continue as a going concern. Such an opinion may adversely affect our ability to obtain financing on reasonable terms or at all.

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

 LIQUIDITY AND CAPITAL RESOURCES

         During the  nine-month  period ended  September  30,  2006,  we were in default under the installment payment terms of our convertible debentures, which require  principal  and  interest  installments  equal  to  one-twelfth  of  the outstanding balance as of the fifteenth day of each month commencing January 15,
2006. The debentures were originally  structured to be paid from draws under the
SEDA,  but that equity line is not yet effective and would not become  effective unless or until the pending SB-2 registration  statement were declared effective by the  SEC,  which  we do not  anticipate  and  are not  now  pursuing.  We are negotiating  with the  holders  of the  convertible  debentures  to  extend  the maturity and the payment dates and otherwise modify their terms to coincide with the anticipated capital resources of the Company.

         On October 31, 2006, the Wilson Note,  which has a balance of $650,000, was due and payable  but not paid.  The Company was in default as of November 1,
2006,  but repaid the Wilson Note in entirety on November  10,  2006,  through a refinancing loan in the amount of $788,750  replacement  mortgage  obtained from
Magellan  Mortgage  Company,  which loan was secured by the same real  property, bears interest at 15% per annum, and matures on November 10, 2007.

         During the nine-month  period ended  September 30, 2006, our balance of unrestricted cash decreased by $234,120 to $20,069. Our original working capital had been obtained  entirely from the net loan proceeds we retained  after paying for the three land  acquisitions,  in Mesquite and Fort Worth,  Texas, and North
Fort  Myers,  Florida,  with those net  proceeds  issuing  from the  convertible debentures  described  above.  In the quarter  ended March 31, 2006, we obtained working  capital from a refinancing of the Florida land. The most recent working capital has been  obtained  from related  party  borrowings  from our  principal stockholder, HFAH, and two of our executive officers.

         Our primary  liquidity  and capital  resource  needs are to finance the operating costs of our corporate offices, to service our debt, to fund legal and consulting fees, loan application fees, and third-party  charges for the further development  and  financing  of our  four  owned  sites,  to fund  deposits  and professional  fees and costs of  initial  acquisition  and  development  for new sites,  and legal,  accounting,  and auditing fees and expenses  relating to our compliance with applicable requirements for a public company.

         Our plan to continue during the interim period before  development fees and sale proceeds are made available from operations, each of which depends upon construction  financing being obtained for the project sites ready for immediate lot  improvement  and  buildings,  requires us to  refinance  one or more of the parcels  of  real  property  owned  by us and  otherwise  not  made  subject  to financing.  While our real  property is made  subject to recorded  mortgages  to secure the  debenture  holders,  under the terms of those  mortgages the secured parties are  required  to  subordinate  their  interest  to new  financings  for acquisition and construction.  We planned to refinance each of the Texas parcels in connection with any  construction  financing for those projects.  At the same time, in reliance upon the  availability of construction  financing to build the improvements,  we have  presented  the Texas  projects  to  several  lenders  of mezzanine  financing  to provide any  remaining  funds  required to complete the projects.

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

ITEM 3.           CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the  supervision  and with the  participation  of our management, including our principal  executive officer and principal  financial officer,  we evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and  procedures,  as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, as of September 30, 2006. Based on this evaluation,  our principal executive officer and our principal  financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately  designed to ensure that the information  required to be  disclosed  by us in the reports we file or submit  under the Exchange Act
(i) is recorded,  processed,  summarized,  and reported  within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to our  management,  including our chief  executive  officer and chief financial officer, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         During the three-month period ended September 30, 2006, there have been no  changes  in  our  internal  controls  over  financial  reporting  that  have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         It is recognized that individual  persons perform  multiple tasks which normally would be allocated to separate  persons and therefore  extra  diligence must be exercised during the period these tasks are combined.

                                     PART II
                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

         To the best knowledge of the officers and directors, the Company is not a party to any legal proceedings or litigation.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

         The Company has outstanding  convertible debentures of $6,618,782,  due on January 15, 2007,  which bear per annum interest of 12%,  payable in 12 equal installments  of  $551,565  plus  interest  commencing  January  15,  2006,  and continuing  until  January 15, 2007.  As  described  under Notes 6 and 10 to the
Unaudited  Condensed  Consolidated  Financial  Statements  (See  Part I,  Item 1
above), the Company is in default for not making the installment  payments under the  debentures,  for total arrears of $5,515,650 as of the date of this filing.
The Company has reached an  agreement in principle  with these  lenders  waiving such default and modifying  the payment  terms and is currently in  negotiations with those lenders to document the extension and modification terms.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         The following  "Subsequent  Events" have occurred  after  September 30,
2006.  References  to "Notes" refer to the  corresponding  Note to our condensed consolidated financial statements set forth above under Part I.

         The Company and Cornell  have been in further  discussions  and Cornell has indicated that it would like to modify the agreement in principle to include a smaller immediate reduction of the debenture  balances,  but it has not stated
its final terms for the  modification and the parties continue to negotiate such terms.

         On October 31, 2006, the Wilson Note,  which has a balance of $650,000, was due and payable  but not paid.  The Company was in default as of November 1,
2006,  but repaid the Wilson Note in entirety on November  10,  2006,  through a refinancing loan in the amount of $788,750  replacement  mortgage  obtained from
Magellan  Mortgage  Company,  which loan wwas secured by the same real property, bears interest at 15% per annum, and matures on November 10, 2007.

         On November 3, 2006,  our  executive  officers  sold and  assigned  the
Company notes, in the aggregate  amount of $83,000 held by Mr. Hayes and $80,000 held by Mr.  MacFarlane,  to HFAH, which paid the principal and accrued interest through that date to the assignors. On November 3, 2006, in consideration of the extension of the due date of the $50,000 note of the Company  originally made on
May 25, 2006, to Mr.  MacFarlane,  from November 24, 2006, to December 31, 2006, we amended its interest rate from the date of issuance from 6.25%  (increased to
6.50% as of August 15,  2006),  to 10%, to conform the  maturity  date and other terms with all of the other related party notes.

         The Company has borrowed  additional  funds since  September  30, 2006, from HFAH and issued  notes to HFAH as follows:  (i) $33,000 on October 3, 2006;
(ii) $205,000 on October 18, 2006;  (iii) $85,000 on October 31, 2006;  and (iv)
$25,000 on November 9, 2006. Each of these notes bears interest at 10% per annum and is due on December 31,  2006.  The Company is required to prepay these notes to the extent it receives net  financing  proceeds or net sale proceeds from any of its real property assets.

ITEM 6.  EXHIBITS.

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

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Enclaves Group, Inc.
                                        ----------------------------------------
                                                     (Registrant)

     Date:  November 16, 2006           /s/ Daniel G. Hayes
                                        ----------------------------------------
                                                    Daniel G. Hayes
                                          Chief Executive Officer and President

     Date:  November 16, 2006           /s/ Mark D. MacFarlane
                                        ----------------------------------------
                                                  Mark D. MacFarlane
                                        Chief Operating Officer and acting Chief
                                                   Financial Officer

